Form 10QSB
period 1996-03-31
INTERWEST HOME MEDICAL INC
filed 1996-05-15
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended March 31, 1996

                                  OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    Commission file number 0-14189

                      INTERWEST HOME MEDICAL, INC.

      (Name of Small Business Issuer as specified in its charter)

               Utah                                       87-0402042
     (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                  identification No.)



              235 East 6100 South, Salt Lake City, UT 84107
                (Address of principal executive offices)


       Registrant's telephone no., including area code: (801) 261-5100


   Securities registered pursuant to Section 12(b) of the Exchange Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:
       No Par Value Common Stock




Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [ X ]   No [   ].

Common Stock outstanding at March 31, 1996 - 3,298,287 shares of no par value Common Stock.




DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                  FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                          INTERWEST HOME MEDICAL, INC.


                      For the Quarter Ended March 31, 1996


The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                    Form 10-Q

Item 1.   Financial Statements:
            Condensed Consolidated Balance Sheet-- March 31, 1996 . . . .  3
            Condensed Consolidated Statements of Income--for the six months
             and three months  ended March  31, 1996 and 1995 . . . .      5
            Condensed Consolidated Statements of Cash Flows--for the
             six months ended March 31, 1996 and 1995 . . . . . . . .      6
            Notes to Condensed Consolidated Financial Statements. . . . .  9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . .     10



                     PART II - OTHER INFORMATION
                                                                        Page

Item 1.   Legal Proceedings                                               12

Item 2.   Changes in Securities                                           12

Item 3.   Defaults Upon Senior Securities                                 12

Item 4.   Submission of Matters to a Vote of Security Holders             12

Item 5.   Other Information                                               12

Item 6(a).Exhibits                                                        12

Item 6(b).Reports on Form 8-K                                             12

                          INTERWEST HOME MEDICAL, INC.

                      Condensed Consolidated Balance Sheet

                                 March 31, 1996


        Assets                                                       1996

Current assets:
   Cash and cash equivalents                                    $   328,440
   Marketable Securities                                             47,700
   Accounts receivable (net of allowance for
       doubtful accounts of $293,818)                             4,608,556
   Current portion of long-term receivable                            2,179
   Inventory                                                      2,251,949
   Current deferred tax asset                                       104,000
   Deposits and prepaid expense                                      83,337
                                                             --------------
            Total current assets                                  7,426,161

Note receivable                                                     497,684
Investment in undeveloped real estate                               332,234
Investment in office buildings (net of
   accumulated depreciation of $150,947)                            528,604
Property and equipment - net                                      2,607,340

Intangible assets (net of accumulated
   amortization of $92,670)                                       1,799,912

Other assets                                                         91,800
                                                             --------------









                                                                $13,283,735
                                                             ==============

 Liabilities and Stockholders' Equity                                1996

Current liabilities:
   Checks written in excess of cash in bank                     $   487,684
   Current  portion of long-term debt                               593,669
   Notes payable                                                  2,651,157
   Accounts payable                                               1,153,217
   Accrued expenses                                                 391,659
   Income taxes payable                                              14,110
                                                             --------------

         Total current liabilities                                5,291,496

Deferred income taxes                                               263,000

Long-term debt                                                    2,021,049
                                                             --------------

         Total liabilities                                        7,575,545

Commitments and contingencies                                           -

Stockholders' equity:
   Preferred stock, $.01 par value,
     10,000,000 shares authorized,  300,000
     shares issued and outstanding                                    3,000
   Common stock, no par value, 50,000,000  shares
     authorized, 3,283,941 shares issued
     and outstanding                                              1,894,002
   Additional paid-in capital                                       447,000
   Retained earnings                                              3,364,188
                                                             --------------

         Total stockholders' equity                               5,708,190
                                                             --------------

                                                                $13,283,735
                                                             ==============

                          INTERWEST HOME MEDICAL, INC.

                  Condensed Consolidated Statement of Income


                                   Six months ended March 31,  Three months ended March 31,
                                        1996       1995               1996        1995

Revenue:
   Net sales                         $5,713,417  4,214,400          2,802,248   2,132,981
   Net rental income                  3,538,730  2,501,196          1,884,224   1,262,273
                                     ----------  ---------          ---------   ---------
      Total revenue                   9,252,147  6,715,596          4,686,472   3,395,254

Cost of sales and rental              3,700,578  2,570,476          1,854,926   1,255,832
                                     ----------  ---------          ---------   ---------
      Gross profit                    5,551,569  4,145,120          2,831,546   2,139,422

Operating expenses                    4,914,568  3,537,887          2,447,523   1,855,750
                                     ----------  ---------          ---------   ---------
      Income from operations            637,001    607,233            384,023     283,672

Other income (expense):
   Interest expense                    (236,538)  (153,673)          (154,856)    (85,627)
   Interest income                       28,013      3,693             16,356       1,194
   Other                                (13,675)    (7,047)           (13,200)     (4,067)
                                     ----------  ---------          ---------   ---------
      Income before taxes               414,801    450,206            232,323     195,172

Income taxes                             45,900    161,946             17,400       68,313
                                     ----------  ---------          ---------   ----------
      Net income                     $  368,901    288,260            214,923      126,859
                                     ==========  =========          =========   ==========

      Net income per share                $0.11       0.13               0.07         0.05
      Average number of shares            =====      =====              =====        =====
         outstanding                  3,301,000  2,218,000          3,301,000    2,432,000
                                      =========  =========          =========    =========


                          INTERWEST HOME MEDICAL, INC.

                 Condensed Consolidated Statement of Cash Flows

                    Six Months Ended March 31, 1996 and 1995



    Cash flows from operating activities:                 1996          1995

Reconciliation of net income to net cash
provided by operating activities:
    Net income                                          368,901       288,260
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                     929,169        206,882
      Bad debt expense                                   16,816          2,009
      Loss from sale of equipment                           -            2,522
      (Increase) decrease in:
        Accounts receivable                            (684,507)      (375,472)
        Inventories                                    (277,022)       (29,108)
        Prepaid expenses                                (42,620)       (13,989)
        Other assets                                    (16,881)       (14,343)
        Intangible assets                                 1,808        (80,466)
      Increase (decrease) in:
        Checks written in excess of
           cash in bank                                 241,021        257,432
        Accounts payable                                (65,578)       (64,227)
        Accrued expenses                                 56,350          4,055
        Income tax payable                             (124,766)        41,153
                                                      ---------      ---------
           Net cash provided by
           operating activities                         402,691        224,708
                                                      ---------      ---------
Cash flows from investment activities:
 Collection of notes receivable                           1,084            -
 Cash used in acquisition                                (6,000)           -
 Capital expenditures                                  (925,102)      (353,963)
 Current portion of long-term receiva                   420,000            -
                                                      ---------      ---------
           Net cash used in
           investing activities                        (510,018)      (353,963)

                          INTERWEST HOME MEDICAL, INC.

                     Six Months Ended March 31, 1996 and 1995


                                                          1996          1995

Cash flows from financing activities:
 Net proceeds from notes payable                        147,738        256,446
 Principle payments on long-term debt                  (290,333)      (102,241)
                                                      ---------      ---------
           Net cash provided from
           financing activities                        (142,595)       154,205
                                                      ---------      ---------
           Net (decrease) increase
           in cash                                     (249,922)        24,950

Cash, beginning of period                               578,362         39,102
                                                      ---------      ---------

Cash, end of period                                   $ 328,440         64,052
                                                      =========      =========

Supplemental schedule of non-cash investing and financing activities

      On March 1, 1995, the Company acquired assets from a company in Colorado and began operating at this location. The assets purchased consisted of the following:

       Accounts receivable                $   52,592
       Inventory                               5,000
       Capital equipment                     144,335
       Intangible assets                     204,073
                                          ----------
          Net assets purchased               406,000

          Less amount financed with debt     400,000
                                          ----------
          Net cash investment             $    6,000
                                          ==========

                          INTERWEST HOME MEDICAL, INC.

                    Six Months Ended March 31, 1996 and 1995




Supplemental schedule of non-cash investing and financing activities - cont.

      On January 1, 1995 the Company acquired assets and assumed certain liabilities from a company in Salt Lake City, Utah and began operating at this location. The net assets purchased consisted of the following:

      Accounts receivable                 $   59,911
      Inventory                              152,227
      Intangible assets                      330,059
      Accounts payable                       (69,281)
      Accrued expenses                       (22,916)
                                          ----------
          Net assets purchased               450,000

          Less amount financed with debt     450,000
                                          ----------
          Net cash investment             $      -
                                          ==========

      On February 22, 1995, Beacon Financial, Inc. acquired Interwest Medical in a merger transaction. For accounting purposes the merger transaction was treated as a reverse merger whereby Interwest Medical is deemed to be the acquiring and surviving entity of the acquisition transaction. Beacon issued 1,952,968 shares of its common stock for 100% of Interwest's common stock. The net assets acquired through the combination are as follows:

      Marketable securities              $    47,700
      Notes receivable                       201,962
      Prepaid expenses                        29,591
      Undeveloped real estate investments    673,176
      Office buildings                       547,881
      Property and equipment                   5,150
      Accounts payable                       (11,480)
      Long-term debt                         (25,269)
      Common stock                        (1,802,882)
                                         -----------

          Net cash received              $   334,171
                                         ===========

                          INTERWEST HOME MEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in financial position of the six month periods ended March 31, 1996 and 1995. The results of operations for the six months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

(2) Income per common share is based on the weighted average number of shares outstanding during the period.

(3) On November 30, 1995 the Company completed a reverse stock split whereby each shareholder received one share of common stock for each four shares of common stock held. The consolidated financial statements have been prepared giving effect to the 1 - for - 4 reverse stock split.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Prior to February 22, 1995, the Company (then named Beacon Financial, Inc.) was primarily engaged in the real estate industry. The Company owned, and continues to own, several undeveloped parcels of real property which it intends to develop or sell. It also owns two small office buildings. On February 22, 1995, the Company acquired Interwest Medical Equipment Distributors, Inc. ("IMED") in a merger transaction. As a result of the merger, IMED is now a wholly-owned subsidiary of the Company. The merger transaction was treated as a reverse merger for accounting purposes whereby IMED is deemed to be the acquiring and surviving entity of the acquisition transaction. Therefore, the comparison of results of operations for the six month period ended March 31, 1996 is a comparison of the results of IMED operations for the six month period ended March 31, 1995 with the consolidated results of operations of Interwest Home Medical, Inc. (formerly known as Beacon Financial Inc.) and IMED for the period ended March 31, 1996.

      As a result of the acquisition of IMED, the Company's primary operations are, and will be, the operation of IMED which is engaged in the business of selling and renting medical equipment and supplies, primarily to the home medical care market. IMED currently has 17 retail locations and employs approximately 200 persons. IMED also services and customizes wheelchairs. It also customizes vans and other motor vehicles for use by wheelchair bound persons.

Financial Condition

      At March 31, 1996, the Company had total assets of $13,283,735 and shareholders equity of $5,708,190 compared to total assets of $12,550,401 and shareholders equity of $5,339,290 at September 30, 1995, the Company's last fiscal year end. This 6% increase in assets and 7% increase in shareholder equity is primarily the result of operations.

      At March 31, 1996, the Company had notes receivable of $499,863 compared to $920,947 at September 30, 1995. Notes receivable originated from the sale of land and an apartment building. The decrease is primarily due to $420,000 in payments on the note from the land sale.

      At March 31, 1996, the Company's working capital was $2,134,665 compared to $2,014,429 at March 31, 1995, an increase of 6%.

      The Company had capital expenditures of $925,102 for the six months ended March 31, 1996 compared to $353,963 for the same period ended March 31, 1995. The increase is primarily from property and equipment obtained from acquisitions and new rental equipment to support increased rental revenue.

      During the last two years, IMED has had a plan of operation which included the acquisition of other companies which are engaged in similar lines of business. One of the reasons for IMED entering into the February 22, 1995 merger transaction with the Company was to facilitate such a plan of acquisitions. Its management believed that by merging with a publicly-held company it could utilize securities to effect acquisitions. From the February 22, 1995 merger transaction through the first calendar quarter of 1996, the Company has acquired four companies for cash, notes and securities. In April, 1995, after the IMED acquisition transaction, the Company acquired Mtn. Rehabilitation Services, Inc., a small Colorado-based corporation, for cash, notes and securities. Approximately 67% of the purchase price of such transaction was paid by issuing shares of the Company's preferred stock. On June 9, 1995, IMED acquired Barclay's Oxygen Homecare of Pocatello, Inc. a small privately-held Idaho based-corporation. The entire purchase prices was paid in cash. In September 1995, the Company acquired the assets of Mountain Air Homecare, a small Utah-based corporation. The entire purchase price was paid in cash. On March 1, 1996 the Company acquired the assets of Alpine Medical, Inc. a Colorado-based corporation. The purchase price was funded
with bank debt.    The Company intends to continue with its acquisition plan.
Management continues to have acquisition discussions with several companies.

      At March 31, 1996, the Company had outstanding long term and short term loans payable in the amount of $5,265,873 compared to $5,008,468 at September 30, 1995. This increase was primarily due to new borrowing to fund operations and new acquisitions.

      The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions. For six months ended March 31, 1996, the Company generated $402,691 of cash from operating activities.

Results of Operations

      As a result of the acquisition of IMED, the Company's revenues are primarily attributed to the sale and rental of medical equipment and products. The following results of operations are primarily a comparison of the operations of IMED for the six and three month periods ended March 31, 1996 and 1995.

      Sale and Rental Revenue. The Company's revenues are derived from both the sale and rental of equipment and products. For the six month period ended March 31, 1996, sales and rental revenues were 62% and 38%, respectively, of total revenues. This compares to 63% and 37% for the six month period ended
March 31, 1995.    Sales and rental revenue for the three month period ended
March 31, 1996 were 60% and 40% compared with 63% and 37% for the three month period ended March 31, 1995. Total revenues for the six and three month periods ended March 31, 1996 were $9,252,147and $4,686,472 an increase of approximately 38% over the six and three month periods ended March 31, 1995. The increases were primarily attributed to revenues generated by the companies acquired by IMED during 1995.

      Costs of sales and rentals were approximately 40% and 38% for the six month periods ended March 31, 1996 and 1995. For the three month periods ended March 31, 1996 and 1995, costs of sales and rentals were 40% and 37% of total revenues. This increase is primarily due to continued pressure on costs of products sold and rented.

      Operating Expenses. Operating expenses during the six month periods ended March 31, 1996 and 1995 were 53% of total sales for both periods. Total operating expenses decreased from 55% to 52% of total revenue for the three month period ended March 31, 1996 and 1995. Management was able to maintain control of operating expense and expect to see a further reduction as acquired companies become fully integrated as reflected in the most recent quarters decrease.

      For the six month period ended March 31, 1996, total operating expenses, including general and administrative expenses, were $4,914,568 as compared to $3,537,887 for the six months ended March 31, 1995. For the six month period ended March 31, 1996, total selling expenses were $658,475 (7% of total sales) as compared to $470,693 (7% of total sales) for the six month period ended March 31, 1995.

      Interest Expense. Total interest expense for the six and three month periods ended March 31, 1996 was $236,538 and $154,856 compared to $153,673 and $85,627 for the six and three month periods ended March 31, 1995. The increase was attributed to increased bank debt to fund acquisitions effected during 1995.

      Net Income. For the six month period ended March 31, 1996, the Company had net income of $368,901 compared to $288,260 for the six month period ended March 31, 1995, an increase of approximately 24%. Net income for the three month period ended March 31, 1996 was $214,923 compared to $126,859 for the
three month period ended March 31, 1995, an increase of 69%.   The increase in
1996 is primarily due to the utilization of a net operating loss carryforward resulting in a lower provision for income taxes.

Inflation

      The Company's business and operations have not been materially affected by inflation during the past year and the current fiscal year.


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. On February 15, 1996, the Company held its Annual Shareholders Meeting. The following proposals were considered and ratified:

          1. Election of the Board of Directors
                     Nominees                  For      Against     Abstain
             a.   James E. Robinson         2,605,196    13,848       -0-
             b.   Dr. Michael C. Romney     2,602,089    16,955       -0-
             c.   Dr. Jeffrey F. Poore      2,597,717    21,327       -0-
             d.   Daniel L. Richards        2,599,950    19,095       -0-
             e.   Jerald L. Nelson          2,599,776    19,268       -0-
             f.   James U. Jensen           2,607,573    11,471       -0-

          2. 1995 Non-Employee Director's Stock Option Plan - A Total of 2,457,077 shares voted in favor of the proposal, -0- shares voted against such proposal and -0- shares abstained from voting.

          3. 1995 Stock Option Plan - A Total of 2,439,646 shares voted in favor of the proposal, 42,536 shares voted against such proposal and -0- shares abstained from voting.

          4. 1995 Employee Stock Purchase Plan - A total of 2,463,974 shares voted in favor of the proposal, 27,091 shares voted against such proposal and 122,284 shares abstained from voting.

Item 5. Other Information. On March 4, 1996 the Company's application for listing on the Nasdaq SmallCap Market system was approved.

Item 6(a).Exhibits.

          Exhibit 27 - Financial Data Schedule

Item 6(b).Reports on Form 8-K.  None.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 6, 1996
INTERWEST HOME MEDICAL, INC.



By:  /s/ James E. Robinson
   -------------------------------------------
   James E. Robinson
   President
   Principal Executive Officer


By:  /s/ Que H. Christensen
   -------------------------------------------
   Que H. Christensen
   Principal Financial Officer