Form 10QSB
period 1996-06-30
INTERWEST HOME MEDICAL INC
filed 1996-08-14
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended June 30, 1996

                                OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                  Commission file number 0-14189



                   INTERWEST HOME MEDICAL, INC.
                   ----------------------------
   (Name of Small Business Issuer as specified in its charter)
               Utah                                       87-0402042
  (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization                       identification No.)



         235 East 6100 South, Salt Lake City, UT 84107
             (Address of principal executive offices)


 Registrant's telephone no., including area code: (801) 261-5100


Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: No Par Value Common Stock




Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Common Stock outstanding at June 30, 1996 - 3,283,941 shares of no par value Common Stock.




DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                           FORM 10-QSB

                FINANCIAL STATEMENTS AND SCHEDULES
                   INTERWEST HOME MEDICAL, INC.


               For the Quarter Ended June 30, 1996



The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                  PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                    Form 10-Q

Item 1.   Financial Statements:
       Condensed Consolidated Balance Sheet--June 30, 1996 . . . . .       3
       Condensed Consolidated Statements of Income--for the nine months
        And three months ended June 30, 1996 and 1995. . . . . .           5
       Condensed Consolidated Statements of Cash Flows--for the
        nine months ended June 30, 1996 and 1995 . . . . . . . .           6
       Notes to Condensed Consolidated Financial Statements. . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . .      10



                   PART II - OTHER INFORMATION
                                                            Page

Item 1.   Legal Proceedings                                               12

Item 2.   Changes in Securities                                           12

Item 3.   Defaults Upon Senior Securities                                 12

Item 4.   Submission of Matters to a Vote of Security Holders             12

Item 5.   Other Information                                               12

Item 6(a) Exhibits                                                        12

Item 6(b) Reports on Form 8-K                                             12

                            INTERWEST HOME MEDICAL, INC.

                       Condensed Consolidated Balance Sheet

                                  June 30, 1996


   Assets                                                          1996

Current assets:
  Cash and cash equivalents                                     $   378,458
  Marketable Securities                                              47,700
  Accounts receivable (net of allowance for
    doubtful accounts of $308,931)                                4,943,078
  Current portion of long-term receivable                             2,179
  Accrued Interest                                                    8,511
  Inventory                                                       2,738,691
  Current deferred tax asset                                        104,000
  Deposits and prepaid expense                                       63,687
                                                               ------------
              Total current assets                                8,286,304

Note receivable                                                     497,137
Investment in undeveloped real estate                               332,234
Investment in office buildings (net of
  accumulated depreciation of $161,087)                             523,534
Property and equipment - net                                      2,965,590

Intangible assets (net of accumulated
  amortization of $92,670)                                        2,584,579

Other assets                                                        101,073
                                                                -----------







                                                                $15,290,451
                                                                ===========

Liabilities and Stockholders' Equity                                   1996

Current liabilities:
  Current  portion of long-term debt                            $   593,667
  Notes payable                                                   3,464,510
  Accounts payable                                                1,239,285
  Accrued expenses                                                  299,353
  Income taxes payable                                               74,566
                                                                -----------
       Total current liabilities                                  5,671,381

Deferred income taxes                                               263,000

Long-term debt                                                    3,422,431
                                                                -----------
       Total liabilities                                          9,356,812

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
       10,000,000 shares authorized, 300,000
       shares issued and outstanding                                  3,000
  Common stock, no par value, 50,000,000 shares
       authorized, 3,283,941 shares issued
       and outstanding                                            1,894,002
  Additional paid-in capital                                        447,000
  Retained earnings                                               3,589,637
                                                                -----------
       Total stockholders' equity                                 5,933,639
                                                                -----------

                                                                $15,290,451
                                                                ===========

                          INTERWEST HOME MEDICAL, INC.

                 Condensed Consolidated Statement of Income


                          Nine months ended June 30,   Three months ended June 30,
                               1996          1995           1996           1995

Revenue:
 Net sales                 $9,029,866      6,909,533      3,316,449      2,695,133
 Net rental income          5,471,434      3,995,318      1,932,704      1,494,122

   Total revenue           14,501,300     10,904,851      5,249,153      4,189,255

Cost of sales and rental    5,919,965      4,218,968      2,219,387      1,648,492

   Gross profit              8,581335      6,685,883      3,029,766      2,540,763

Operating expenses          7,562,254      5,754,497      2,647,686      2,216,610

    Income from operations  1,019,081        931,386        382,080        324,153

Other income (expense):
   Interest expense          (367,640)      (257,216)      (131,102)      (103,543)
   Interest income             64,543         12,208         36,531          8,515
  Other                       (11,785)       (12,179)         1,890         (5,132)

    Income before taxes       704,200        674,199        289,399        223,993

Income taxes                  109,850        231,940         63,951         69,994

       Net income            $594,349        442,259        225,448        153,999

       Net income per share     $0.17           0.16           0.07           0.05
       Average number of
       shares outstanding   3,406,327      2,790,906      3,406,327      3,363,940


                        INTERWEST HOME MEDICAL, INC.

               Condensed Consolidated Statement of Cash Flows

                  Nine Months Ended June 30, 1996 and 1995



Cash flows from operating activities:                   1996           1995


Reconciliation of net income to net cash
 provided by (used in) operating activities:
   Net income                                         $594,349        442,259
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization                  578,017        386,737
        Bad debt expense                                31,929          5,004
        Loss from sale of equipment                      -              3,114
        (Increase) decrease in:
        Accounts receivable                           (775,468)      (783,565)
        Inventories                                   (623,614)      (429,805)
        Prepaid expenses                               (22,970)         9,882
        Other assets                                   (26,154)        46,799
        Intangible assets                               13,913        (95,243)
        Accrued interest                                (8,511)
     Increase (decrease) in:
        Accounts payable                                20,490        112,979
        Accrued expenses                               (35,956)       (83,550)
        Income tax payable                             (64,310)       135,304

            Net cash provided by
            (used in ) operating activities           (318,285)      (250,085)

Cash flows from investment activities:
 Collection of notes receivable                          1,631            -
 Cash used in acquisition                               (6,000)           -
 Capital expenditures                                 (551,848)      (596,160)
 Collection of long-term receivable                    420,000            -

             Net cash used in
             investing activities                     (136,217)      (596,160)

                        INTERWEST HOME MEDICAL, INC.

                  Nine Months Ended June 30, 1996 and 1995


                                                        1996           1995

Cash flows from financing activities:
 Net proceeds from notes payable                       714,428      1,085,505
 Net Cash received from acquisition                        -          269,335
 Principal payments on long-term debt                 (459,830)      (227,467)

             Net cash provided from
             (Used in) financing activities            254,598      1,127,373

             Net (decrease) increase
             in cash                                  (199,904)       281,128

Cash, beginning of period                              578,362         39,102

Cash, end of period                                 $  378,458        320,230


Supplemental schedule of non-cash investing and financing activities

   During the nine months ended June 30, 1996, the Company acquired certain assets from companies in Utah, Colorado and Nevada. The purchased assets were funded by bank debt and cash. The assets purchased consisted of the following:

                 Accounts receivable                    $ 311,267
                 Inventory                                145,150
                 Capital equipment                        560,018
                 Intangible assets                        960,445
                                                        ---------
                    Net assets purchased                1,976,880
                    Less amount financed with debt      1,970,880
                                                        ---------
                    Net cash investment                 $   6,000
                                                        =========

                        INTERWEST HOME MEDICAL, INC.

                 Nine Months Ended June 30, 1996 and 1995




Supplemental schedule of non-cash investing and financing activities - continued

   On January 1, 1995, the Company acquired assets and assumed certain liabilities from a company in Salt Lake City, Utah and began operating at this location. The net assets purchased consisted of the following:

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

       Marketable securities             $    47,700
       Notes receivable                      201,962
       Prepaid expenses                       29,591
       Undeveloped real estate
         investments                         673,176
       Office buildings                      547,881
       Property and equipment                  5,150
       Accounts payable                      (11,480)
       Long-term debt                        (25,269)
       Common stock                       (1,802,882)
                                          ----------
            Net cash received             $  334,171
                                          ==========

                        INTERWEST HOME MEDICAL, INC.

            Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the nine and three month periods ended June 30, 1996 and 1995. The results of operations for the nine and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

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

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Prior to February 22, 1995, the Company (then named Beacon Financial,
Inc.) was primarily engaged in the real estate industry. The Company owned, and continues to own, several undeveloped parcels of real property which it intends to develop or sell. It also owns two small office buildings. On February 22, 1995, the Company acquired Interwest Medical Equipment Distributors, Inc. ("IMED") in a merger transaction. As a result of the merger, IMED is now a wholly-owned subsidiary of the Company. The merger transaction was treated as a reverse merger for accounting purposes whereby IMED is deemed to be the acquiring and surviving entity of the acquisition transaction. Therefore, the comparison of results of operations for the nine month period ended June 30, 1996 is a comparison of the results of IMED operations for the nine month period ended June 30, 1995 with the consolidated results of operations of Interwest Home Medical, Inc. (formerly known as Beacon Financial Inc.) and IMED for the period ended June 30, 1996.

   As a result of the acquisition of IMED, the Company's primary operations are, and will be, the operation of IMED which is engaged in the business of selling and renting medical equipment and supplies, primarily to the home medical care market. IMED currently has 20 retail locations and employs approximately 235 persons. IMED also services and customizes wheelchairs. It also customizes vans and other motor vehicles for use by wheelchair bound persons.

Financial Condition

   At June 30, 1996, the Company had total assets of $15,290,451 and shareholders equity of $5,933,639 compared to total assets of $12,550,401 and shareholders equity of $5,339,290 at September 30, 1995, the Company's last fiscal year end. This 22% increase in assets and 11% increase in shareholder equity is primarily the result of operations and assets acquired through acquisition.

   At June 30, 1996, the Company had notes receivable of $497,137 compared to $920,947 at September 30, 1995. Notes receivable originated from the sale of land and an apartment building. The decrease is primarily due to $420,000 in payments on the note from the land sale.

   At June 30, 1996, the Company had total current assets of $8,286,304 and current liabilities of $5,671,381 compared to current assets of $7,051,158 and current liabilities of $5,036,729 at September 30, 1995. At June 30, 1996, the Company's working capital was $2,614,923 compared to $2,014,429 at September 30, 1995, an increase of 30% resulting from increased inventory levels and accounts receivable balances from acquisitions and operating activities.

   The Company had capital expenditures of $551,848 for the nine months ended June 30, 1996 compared to $596,160 for the same period ended June 30, 1995, an 8% decrease.

   During the last two years, IMED has had a plan of operation which included the acquisition of other companies which are engaged in similar lines of business. One of the reasons for IMED entering into the February 22, 1995 merger transaction with the Company was to facilitate such a plan of acquisitions. Its management believed that by merging with a publicly-held company it could utilize securities to effect acquisitions. From the February 22, 1995 merger transaction through the second calendar quarter of 1996, the Company had acquired four companies for cash, notes and securities. In April, 1995, after the IMED acquisition transaction, the Company acquired Mtn. Rehabilitation Services, Inc., a small Colorado-based corporation, for cash, notes and securities. Approximately 67% of the purchase price of such transaction was paid by issuing shares of the Company's preferred stock. On June 9, 1995, IMED acquired Barclay's Oxygen Homecare of Pocatello, Inc. a small privately-held Idaho based-corporation. The entire purchase price was paid in cash. In September 1995, the Company acquired the assets of Mountain Air Homecare, a small Utah-based corporation. The entire purchase price was paid in cash. On March 1, 1996 the Company acquired the assets of Alpine Medical, Inc. a Colorado-based corporation. The purchase price was funded with bank debt. On May 22, 1996, the Company acquired the assets of Mesa Medical, Inc., a Nevada-based corporation. On June 1, 1996, the Company acquired the assets of Poudre Valley Respiratory, Inc., a Colorado-based corporation and the assets of Western Healthcare Products, Inc., a Nevada-based corporation. The purchase price of the acquisitions during the past quarter have been funded with bank debt. The Company intends to continue with its acquisition plan. Management continues to have acquisition discussions with several companies.

   Except for the Mtn. Rehabilitation Services, Inc. acquisition, none of the acquisitions met the requirements for an 8-K filing individually or in the aggregate. At June 30, 1996, the Company had outstanding long term and short term loans payable in the amount of $6,700,372 compared to $5,008,468 at
September 30, 1995.   This increase was primarily due to new borrowing to fund
new acquisitions.

   The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions. For the nine months ended June 30, 1996, the Company generated $206,091 cash from operating activities as compared to net cash used in operating activities of $27,544 for the nine month period ended June 30, 1995.

Results of Operations

   As a result of the acquisition of IMED, the Company's revenues are primarily attributed to the sale and rental of medical equipment and products. The following results of operations are primarily a comparison of the operations of IMED for the nine and three month periods ended June 30, 1996 and 1995.

   Sale and Rental Revenue.  The Company's revenues are derived from both the sale and rental of equipment and products. For the nine month period ended June 30, 1996, sales and rental revenues were 62% and 38%, respectively,
of total revenues.   This compares to 63% and 37% for the nine month period
ended June 30, 1995. Sales and rental revenue for the three month period ended June 30, 1996 were 63% and 37% compared with 64% and 36% for the three month period ended June 30, 1995. Total revenues for the nine and three month periods ended June 30, 1996 were $14,501,300 and $5,249,153 an increase of approximately 33% and 26% over the nine and three month periods ended June 30, 1995. The increases were primarily attributed to revenues generated by the companies acquired during 1995. The historical growth in revenue and sales is not necessarily indicative of future performance.

   Costs of sales and rentals were approximately 41% and 39% for the nine month periods ended June 30, 1996 and 1995. For the three month periods ended June 30, 1996 and 1995, costs of sales and rentals were 42% and 39% of
total revenues.    This increase is primarily due to continued pressure on
costs of products sold and rented.

   Operating Expenses. Operating expenses during the nine month periods ended June 30, 1996 and 1995 were 52% and 53% of total sales. Total operating expenses decreased from 53% to 50% of total revenue for the three month periods ended June 30, 1996 and 1995. Management was able to maintain control of operating expense and expects to see a reduction as acquired companies become fully integrated.

   For the nine month period ended June 30, 1996, total operating expenses, including general and administrative expenses, were $7,562,254 as compared to $5,754,497 for the nine months ended June 30, 1995. For the nine month period ended June 30, 1996, total selling expenses were $1,030,867 (7% of total sales) compared to $739,496 (7% of total sales) for the nine month period ended June 30, 1995.

   Interest Expense. Total interest expense for the nine and three month periods ended June 30, 1996 was $367,640 and $257,216 compared to $131,102 and $103,543 for the nine and three month periods ended June 30, 1995. The increase was attributed to increased bank debt to fund acquisitions effected during the second calendar quarter of 1996.

   Net Income. For the nine month period ended June 30, 1996, the Company had net income of $594.349 compared to $442,259 for the nine month period ended June 30, 1995, an increase of approximately 34%. Net income for the three month period ended June 30, 1996 was $225,448 compared to $153,999 for the three month period ended June 30, 1995, and increase of 46%. The increase in 1996 is primarily due to the utilization of a net operating loss carryforward resulting in a lower provision for income taxes.

Inflation

   The Company's business and operations have not been materially affected by inflation during the past year and the current fiscal year.


PART II - OTHER INFORMATION


Item 1.      Legal Proceedings.  None.

Item 2.      Changes in Securities.  None.

Item 3.      Defaults Upon Senior Securities.  None.

Item 4.      Submission of Matters to a Vote of Security Holders.  None

Item 5.      Other Information.  None.

Item 6(a).   Exhibits.

                Exhibit 27 - Financial Data Schedule

Item 6(b)    Reports on Form 8-K.  None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1996

INTERWEST HOME MEDICAL, INC.



By  /s/ James E. Robinson
   ------------------------
   James E. Robinson
   President
   Principal Executive Officer




By  /s/ Que H. Christensen
   ------------------------
   Que H. Christensen
   Principal Financial Officer