Form 10KSB
period 1996-09-30
INTERWEST HOME MEDICAL INC
filed 1996-12-30
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189


                          INTERWEST HOME MEDICAL, INC.
           (Name of Small Business Issuer as specified in its charter)
          Utah                                          87-0402042
     State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization                    identification No.)
                               235 East 6100 South
                               Salt Lake City, UT

                                   (Zip Code)
                                   84107-7349
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (801) 261-5100


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act: No Par Value Common Stock

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x/ No
 .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x/

     The Issuer's revenues for the fiscal year ended September 30, 1996 were $19,861,089

     As of December 15, 1996, 3,283,941 shares of the Issuer's common stock were issued and outstanding of which 1,412,850 were held by non-affiliates. As of December 15, 1996, the aggregate market value shares held by non-affiliates (based upon the closing price reported by the NASD's SmallCap Market System of $ 4.00) was approximately $ 5,651,400.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     The Interest Home Medical, Inc., through its wholly-owned subsidiary, Interwest Medical Equipment Distributors, Inc. ("nterwest Medical") provides a diversified range of home health care services and products. (The Company and Interwest Medical are sometimes hereafter jointly referred to as the "Cmpany"). The Company currently conducts its business from twenty-one (21) retail locations in the States of Utah, Colorado, Idaho and Nevada. The Company divides its products and services into three general categories:

     1. Home Oxygen and Respiratory Care Services. The Company primarily provides oxygen and other respiratory therapy services to patients in the home. Interwest Home Medical has more than 18 respiratory therapists on staff whose focus is training and monitoring patients in the proper use of home oxygen equipment, nebulizers and unit dose medications, apnea monitors, sleep disorder equipment, ventilators, home phototherapy, enteral nutrition care, and other respiratory services.

     2. Rehabilitation Services. The Company provides custom rehabilitation equipment and services which include custom fitted and adaptive wheelchairs, seating systems, vehicle adaptations, home and workplace lifts and adaptations, specialized beds, and physical therapy equipment.

     3. Home Medical Equipment and Supplies. The Company provides a wide variety of other home medical equipment and supplies including items such as hospital beds, standard wheelchairs, patient lifts, commodes, bathroom aids and safety equipment, powered scooters, walkers, canes, orthopedic braces and supports, wound care products, lymphedema and compression therapy, urinary incontinence and ostomy supplies, and first aid supplies.

     The Company's operating strategy is to expand its business operations in existing and new markets by providing high quality service and products, by focusing on high growth therapies, by aggressive marketing and by acquiring other companies engaged in similar businesses. The Company has pursued an aggressive acquisition strategy since 1994 which included nine (9) acquisitions during the previous fifteen months. As a result of such acquisitions and internal growth, Interwest Medical's operating revenues increased from $15,523,115 for the year ended, September 30, 1995 to $19,861,089 for the year ended September 30, 1996. Current industry estimates indicate that more than half of the nation's home health care industry remains fragmented and is run by either single operators or small, local chains. These smaller providers are the Company's main competition and main acquisition opportunities. The Company plans to continue to enter new home health care markets through acquisition or start-up as competitive and pricing pressures encourage consolidation and economies of scale.

     Quality of service is emphasized throughout the Company's organization both in the hiring and training of its clinical personnel and the manner in which its home health care services are delivered. Quality assurance and training are directed and monitored by a Director of Quality Improvement, who is an experienced health care professional. All of the Company's offices have received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized, not- for-profit organization that develops standards for various health care providers and monitors compliance with such standards.

History of the Company

     The Company was organized as Beacon Financial, Inc. under the laws of the State of Utah on November 7, 1983 pursuant to the Trustee's Plan of Reorganization and Order Confirming the Trustee's Plan of Reorganization In Re:
Grove Finance Company, a Utah corporation, a/k/a Pleasant Grove Finance Company, Bankruptcy No. 80-01590, filed with the United States Bankruptcy Court for the District of Utah, dated June 20, 1981. The Company was organized for the principal purpose of acquiring and managing the assets and liabilities remaining after the bankruptcy of Grove Finance Company. The original shareholders of the Company were former depositors and creditors of Grove Finance Company. The Company had no relationship with Interwest Medical prior to the merger which was closed in February 1995.

     From its inception in 1983 to February 1995, the Company was primarily engaged in the management of certain real estate assets, all of which are located within the State of Utah. During this period of time, the Company had part-time management, had limited operations except for its operations of certain income real property and had no active trading market in its common stock. During this time period, the Company's income was limited to primarily real estate rental income and interest. In recent years, the Company's Board of Directors, as then constituted, determined that it was in the best interest of the Company to commence operations in an active business venture through either acquisition or merger. During 1994, the Company entered into a Letter of Intent to acquire Interwest Medical, a Utah based company which was, and is, engaged in the business of renting and selling home medical equipment, supplies and services. On February 21, 1995, the Company held a Special meeting of Shareholders to consider and vote upon a proposal to change the Company's capital structure in order to effect the acquisition of Interwest Medical. The Company's shareholders approved the recapitalization proposal and on February 22, 1995, the Company acquired Interwest Medical. (See "Acquisition of Interwest Medical Equipment Distributors, Inc." below).

     On May 2, 1995, another Special Meeting of the Company's Shareholders was held for the purpose of voting upon a proposal to amend the Company's Articles of Incorporation to, among other things, change the Company's name from Beacon Financial, Inc. to Interwest Home Medical, Inc. The shareholders approved all of the proposals voted upon at the Special Meeting and effective May 2, 1995, the Company's name was changed to Interwest Home Medical, Inc.

     On November 30, 1995, the Company held a Special Meeting of Shareholders to vote upon a proposal to effect a 1-for-4 reverse split of the issued and outstanding shares of the Company's common stock. The reverse split proposal was approved by the Company's shareholders. On December 4, 1995, the 13,135,765 shares of the Company's common stock then issued and outstanding, were reverse split to 3,283,941 shares and the trading price of the shares was proportionately increased.

Acquisition of Interwest Medical Equipment Distributors, Inc.

     On May 5, 1994, the Company entered into a Letter of Intent with Interwest Medical relating to the proposed acquisition of Interwest Medical by the Company. The acquisition was effected on February 22, 1995. As a result of the Merger, Interwest Medical became a wholly-owned subsidiary of the Company.

     Prior to the Merger there were 5,343,893 shares of the Company's common stock issued and outstanding. In the Merger, the Company issued 7,811,872 shares of the Company's common stock to the shareholders of Interwest Medical and granted options to purchase an additional 203,968 shares. Immediately following the Merger, there were 13,135,765 shares of the Company's common stock issued and outstanding, 60% of which were owned by the former shareholders of Interwest Medical. (The numbers set forth above are calculated without giving effect to a 1-for-4 reverse stock split on December 4, 1995.)

     Interwest Medical was formed under the name of Robinson's Medical Mart on October 1, 1957. In October 1982, its name was changed to Interwest Medical Equipment Distributors, Inc. in connection with a corporate reorganization. During the past 12 years Interwest Medical has grown from one store to its current twenty-one retail locations.

Strategy

     The Company's revenues are generated from selling and renting home medical equipment and supplies and from providing a variety of services to customers. Revenues and income for the last five fiscal years were as follows:


                  1,996       1,995          1,994         1,993        1,992
Revenues      $19,861,089   $15,523,115   $10,213,886   $9,417,087   $7,675,584
Net Income       $608,402    $1,228,042      $272,498     $234,863     $295,438

     Currently, revenues are divided between sales and equipment rentals. For the fiscal years ended September 30, 1996 and 1995 sales were 62% and 64% of total revenues and rentals represented 38% and 36% of total revenues, respectively.

     The Company's business strategy is to develop a broad based organization that specializes in providing comprehensive home health care services and products. The Company's future growth is projected to be derived from two principal sources: (I) increased product sales and rentals from its existing operations, and (ii) revenues generated by businesses which may be acquired in the future. During the last six years, the Company's revenues increased by approximately 200% from the $6,617,908 for the year ended September 30, 1991. During fiscal 1996 Interwest Home Medical acquired the assets of seven other businesses all of which contributed to the 28% increase of fiscal 1996 revenues over fiscal 1995 revenues.

     One of the reasons that Interwest Medical participated in the Merger with the Company in February 1995, was to be able to utilize the Company's securities to effect additional acquisition transactions. Application for such listing on the NASDAQ SmallCap Market System was made in December 1995. The Company believes that being listed on NASDAQ enhances its ability to use securities in connection with future transactions. On March 4, 1996 the Company's application for listing on the NASDAQ SmallCap Market System was approved.

     The Company believes the home medical equipment services market is highly fragmented on both a national and regional basis and most participants are "mom and pop" companies with limited market share. The Company believes by combining small participants into a single larger company, aggregate operations would be more efficient and product purchasing, accounting, claims processing and marketing could be centralized. The Company believes there are a number of home medical product companies suitable and available for acquisition. The Company intends to grow by acquiring some of these companies. During the last fiscal year, the Company acquired substantially all the assets and customer base of seven companies engaged in the home health care business. The total purchase price paid by the Company for such acquisitions was approximately $2.7 million paid in cash, notes and assumption of debt. Subsequent to September 30, 1996, two additional acquisitions were completed. The acquisitions effected were as follows:

    Name                              Acquisition Date  Location                  Products

    Alpine Medical, Inc.              February 1996     Greeley, Colorado         Home Oxygen
                                                        Fort Morgan, Colorado

    Poudre Valley Respiratory Care,   May 1996          Fort Collins, Colorado    Home Oxygen
    Inc.

    Mesa Medical, Inc.                May 1996          Las Vegas, Nevada         Rehabilitation Products

    Western Medical Care Products,    April 1996        Henderson, Nevada         Home Oxygen/DME
    Inc.

    Mountain Air Health Care, Inc.    October 1995      Salt Lake City, Utah      Home Oxygen

    NewAccess, Inc                    July 1996         Reno, Nevada              Rehabilitation Products

    Hops, Inc.                        August 1996       Reno, Nevada              Home Oxygen

    American Marketing Association,   November 1996     Denver, Colorado          Home Oxygen
    Inc.

    Resource Medical, Inc             December 1996     Loveland, Colorado        Oxygen Supplier for

                                                                                 L-T Care Facilitie

Products and Services Offered to Customers

     The Company provides a wide variety of home medical equipment products and services on a sale or monthly rental basis. Its customers are primarily patients who have been discharged from hospitals or convalescent homes or referred by a physician or other medical professional. In all of its lines of business, the Company provides its customers with a variety of products, supplies and related services, most of which are prescribed by a physician as part of a patient treatment plan. These services include delivering and installing medical equipment, training patients and their care givers in the proper use of products in the home, monitoring patient compliance with their individualized treatment plan, reporting to the physician and/or managed care organization, maintaining equipment and processing claims to third party payors. In the vehicle, home, and worksite adaptation business, the Company must frequently bid competitively in order to sell its products. The products and services offered by the Company include the following:

     Home Oxygen and Respiratory Care Services. The Company obtains its patients by referrals from hospital discharge planners and/or case managers, agreements with managed care organizations, and primary care physicians. In addition, the Company focuses upon specialty pediatric services as a result of the above average birth rates in most of its service areas. Industry-wide home respiratory market revenues were an estimated $1.6 billion in 1994.

     The Company's home oxygen and respiratory care services primarily consist of:

     Oxygen concentrators which are stationary units that extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply of oxygen, are not ambulatory and who do not require excessive flow rates.

     Liquid oxygen systems which are thermally insulated containers of liquid oxygen. The liquid oxygen is stored in a stationary unit that can be refilled at the patient's home and be used to fill a portable device that permits greatly enhanced patient mobility.

     Nebulizers and associated respiratory medications which provide aerosolized medications, allowing them to be inhaled directly into the patient's lungs.

     Apnea monitors which provide respiratory and heart alarm systems for infants at risk of sudden infant death syndrome.

     Continuous positive airway pressure (CPAP) devices which maintain open airways in patients suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep.

     Non-invasive bi-level ventilation which provides nocturnal ventilatory support for neuromuscular and chronic obstructive pulmonary disease patients in order to improve daytime function and decrease incidents of acute illness.

     Ventilator therapy which is used for the individual that suffers from respiratory failure by mechanically assisting the individual to breathe.

     The Company's respirator therapists also provide the following related services:

     Home phototherapy which provides UV light to help newborn systems eliminate above normal levels of bilirubin.

     Enteral nutrition therapy which provides prescribed levels of nutrients to patients with limited capacity for normal ingestion.

     The Company provides technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Approximately 39% of the Company's revenues for the year ended September 30, 1996 were for respiratory care services.

     Rehabilitation Services. The Company is one of a limited number of providers of adaptive rehabilitation equipment. Its rehabilitation technology specialists work in conjunction with physicians, physical and occupational therapists, special education teachers, case managers and association personnel to design and adapt wheelchairs and other therapy equipment for use by physically challenged persons. In 1994, the Americans with Disabilities Act ("ADA") became fully functional. This law has frequently been referred to as the civil rights act for disabled persons. Since some of its provisions require improved access to businesses and governmental facilities, the interest in home and worksite lifts, elevators, stairway lifts and vehicle adaptations has greatly increased.

     The Company's rehabilitation services include custom fitting, adapting and repairing wheelchairs and related seating systems for persons affected with cerebral palsy, muscular dystrophy and its related conditions, spinal cord injuries, head injuries, arthritis, and other disabling diseases. Home elevators, stairway lifts and vertical lifts are also installed and maintained by a number of trained service technicians who are certified through a national dealer organization. The Company also sells and installs specialized wheelchair elevators and stairway lifts in commercial buildings primarily through successful competitive bids. Vehicles may be adapted with hand controls, ramps, trunk lifts, van lifts, wheelchair fastening safety devices and other modifications to make vehicles more accessible to disabled persons. In addition, the Company focuses upon pressure management by providing specialized low air-loss and other low pressure beds for rental in hospitals, convalescent centers and homes. Most of the Company's facilities include a national "Certified Repair Center" which provides warranty, maintenance and repair services for most home medical equipment. Approximately 33% of the Company's revenues for the year ended September 30, 1996 were for its rehabilitation products and services.

     Home Medical Equipment and Supplies. The Company provides a full line of home medical equipment and supplies. The Company sells and rents more than 15,000 different products for home use. These products include patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as wheelchairs, walkers, and canes), bathroom aids and safety equipment, orthopedic braces and supports, urinary incontinence and ostomy supplies, wound care products, compression therapy and lymphedema pumps and first aid supplies. The Company sells and rents these products from all of its twenty-one (21) rental/service locations and services customers in four states. The products offered by the Company range in price from a few cents to $10,000. Approximately 28% of the Company's revenues for the fiscal year ended September 30, 1996 were for home medical equipment and supplies.

Organization and Operations

     Interwest Home Medical currently provides home health care services through a network of twenty- one (21) branch locations in four (4) states. The Company seeks to address the local market needs of the home health care industry through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. Since the provision of home health care services is generally a local business, the Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs. Incentive plans are designed to reward performance based upon revenue increases, earnings contribution and accounts receivable collection primarily for branch teams. The central corporate office provides support in marketing, sales and staff training, contracting with managed care organizations, purchasing and accounting functions.

     Each of the Company's branch locations are equipped with computer systems that are on-line with the central corporate computer. This system has enabled the company to standardize operating processes, track operating performance by branch, control and manage accounts receivable, process customer orders, improve inventory management, reduce administrative overhead, facilitate interbranch communications and gather statistical data in order to provide patient management information to managed care organizations.

     The Company currently sells and rents equipment and/or provides services from the following retail locations:

                                                               Year Opened
         State             City                                Or Acquired

         Colorado          Colorado Springs                       1995
                           Denver                                 1994
                           Greeley                                1996
                           Fort Collins                           1996
                           Fort Morgan                            1996
                           Loveland                               1996

         Idaho             Boise                                  1987
                           Idaho Falls                            1991
                           Pocatello                              1995
                           Twin Falls                             1994

         Nevada            Las Vegas                              1992
                           Henderson                              1996
                           Reno                                   1996

         Utah              Midvale (Van, elevator center)         1994
                           Murray (Main Office)                   1978
                           Ogden                                  1989
                           Pleasant Grove                         1983
                           Price                                  1988
                           Salt Lake Downtown                     1995
                           Vernal                                 1994
                           St. George                             1996

Sales and Marketing

     The Company believes the sales and marketing skills of its employees have been instrumental in its growth to date and are critical to its future success. The Company emphasizes to its employees the importance of patient base growth and retention by providing quality service to physicians and their patients. Approximately 16% of the Company's employees are actively involved in sales and marketing either in full or in part, of the Company's products to health care organizations and other customers. Key customers include but are not limited to managed care organizations, hospital-based health care professionals, physicians and their staffs, home care agencies, private practice therapists and case managers. Sales representatives are afforded necessary clinical and technical training to represent the Company's major product lines of products and services. The Company's products and services are marketed primarily through its branch office personnel, print advertising, mailings to existing customers and manufacturers' specific promotions.

     Given the shift toward managed health care, an integral component of the Company's overall sales strategy is to seek preferred provider contracts with various managed care organizations. Managed care organizations have grown substantially in terms of the percentage of the population covered by such plans and their influence over an increasing portion of the health care economy. These contracts typically designate the Company as one of a limited number of preferred providers of certain services in selected areas but do not establish an exclusive relationship. The Company currently has preferred provider contracts that are both local and regional in scope to provide home medical equipment services and supplies to the beneficiaries of over forty (40) managed care insurance companies. Total revenue generated from these agreements amounted to approximately 18% of total revenues for the year ended September 30, 1996.

     The Company believes the JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. Accreditation by JCAHO is one of the few indicators that referral sources have for judging the standard of quality of a home health care provider and is increasingly being considered a prerequisite for entering into contracts with managed care organizations at every level. The Company was the first company located west of the Mississippi River to complete its accreditation in 1988. As of December 1996, all of the company's locations have been accredited by JCAHO.

Reimbursement for Services

     A substantial percentage of the Company's revenues are derived from payments made by third party payors including Medicare, Medicaid and private insurance companies. For the year ended September 30, 1996, the Company's revenues from these sources were allocated as follows:

                                                              Percent of
         Payor                                                Total Revenue

         Medicare                                                  28 %
         Medicaid                                                   9 %
         Managed care organizations                                18 %
         Private insurance companies                               19 %
         Private pay (includes patient copays)                     18 %
         Over-the-counter sales                                     8 %

                  Total                                           100 %

     Reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims documentation requirements. The Company has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements and to produce clean claims and obtain timely reimbursements by third-party payors. Currently, the Company submits over 40% of its billings to third party payors electronically. The billing and claims processing departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow- up with third-party payors to expedite reimbursement payments. Reimbursement from the Medicare program as a percentage of the Company's total operating revenue approximated 38% for fiscal 1993, 36% for fiscal 1994, 33% for fiscal 1995 and 28% for fiscal 1996.

     The Company has achieved increased operating revenue in home respiratory and other medical equipment operations despite increased regulation and certain reimbursement reductions. While the increased regulation tends to reduce the amount of reimbursement from government sources for individual cases, the Company believes the continued increased regulation also benefits the Company by reducing the competition from joint ventures and fee revenue sharing arrangements, which the Company has historically avoided.

     The Company's levels of operating revenue and profitability, like other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefitted from those cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the health care delivery costs at non-hospital sites are increasing. Changes in reimbursement policies by third-party payors, or the reduction in or elimination of such reimbursement programs, could have a material adverse impact on the Company's revenues. Various state and federal health care reform initiatives may lead to additional changes in reimbursement programs.

Purchasing

     Each branch office is responsible for determining its inventory needs and submitting requisitions to a centralized purchasing department. Using this input virtually all equipment and supplies are selected and purchased by personnel located at the Company's headquarters. Inventory purchased is shipped by vendors to the specific location instructed by the Company. In fiscal 1996, the Company purchased products from over 800 suppliers. Approximately 24% of the products purchased were purchased from Sunrise Medical and Invacare, including wheelchairs, respiratory equipment, scooters, crutches and other goods.

     The Company is an authorized dealer of The MED Group, Lubbock, Texas, a national organization of home medical equipment service providers. The MED Group arranges national pricing agreements with certain manufacturers, assists with national networks and contracting with managed care organizations, conducts specialty training programs and provides certain marketing materials and other services for its dealers. The arrangement is annually renewable and may be canceled by either party with sixty (60) days written notice. The Company intends to continue its participation for the foreseeable future.

     Interest Home Medical has no long-term contracts for the purchase of inventory although it has pricing agreements with several suppliers, many of which are arranged through its affiliation with The MED Group. The Company believes its relationships with suppliers are good and that alternative sources of supply exist, at similar costs and on similar terms for most of the products purchased.

Competition

     The home medical equipment product and services market is highly competitive and fragmented. The barriers to enter into the market are low and, accordingly, competition is intense. While there are two national providers and approximately ten regional providers, the vast majority of the Company's competition are small, locally owned firms. The principal competitive factors in the market are the ability to develop and maintain contractual relationships with managed care organizations, price of services, ease of doing business with the provider, quality, the mix of products and services offered and the reputation with referring persons. The Company believes it competes effectively in each of its lines of business with respect to these factors.

     Other types of health care providers including hospitals, home health agencies, physicians and new health "super stores" have entered, and may continue to enter, the Company's various lines of business. However, the Company believes its wide variety of home medical equipment products and services broadens its appeal to managed care organizations and local health care professionals.

     The entire health care and medical product and service market is under various pressure to reduce costs and increase efficiencies. The Company intends to attempt to reduce costs and increase efficiencies through its growth strategy. The Company believes it currently competes effectively in the market and will continue to take all action necessary to remain competitive. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licensee or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business which could adversely affect the Company's operating results.

Governmental Regulation

     Approximately 37% of the Company's revenues are generated from payments from Medicare and Medicaid. The Company is subject to a number of requirements relating to (I) selling and renting products to Medicare and Medicaid patients and (ii) billing and collecting from Medicare and Medicaid. The Company is required to be licensed in order to sell and rent products to Medicare and Medicaid patients. Strict compliance with applicable Medicare and Medicaid rules and regulations is absolutely required in the Company's business. Failure to comply with all the rules and regulations would have an adverse effect on the Company's business operations.

     Some products sold and rented by the Company are subject to regulation by the Food and Drug Administration (FDA). Interest Home Medical dispenses and delivers oxygen to its customers as prescribed by physicians. The FDA requires that all oxygen deliveries must be tracked by a lot number provided by the manufacturer of the oxygen. Additionally, Interest Home Medical sells and rents life support equipment. In 1993, the FDA required that certain categories of life support equipment be tracked and monitored by serial number to facilitate identifying the location of the equipment within three days if required. The Company currently has processes in place to meet or exceed all FDA requirements.

     The home care industry is subject to extensive governmental regulation at the federal level through the Medicare program and at the state level through the Medicaid program. Medicare is a federally funded health insurance program which provides health insurance coverage for persons age 65 and older and certain disabled persons, and generally provides reimbursement at specified rates for sales and rentals of specified medical equipment and supplies, provided such equipment and supplies are determined to be medically necessary by the treating physician. Medicaid is a health insurance program administered by state governments which provides reimbursements for health care for certain financially or medically needy persons regardless of age.

     The Company is subject to government audits of its Medicare and Medicaid reimbursement claims and has not, to date, experienced any material loss as a result of any such government audits. Under existing federal law, the knowing and willful offer or payment of any remuneration (including any kickback, bribe or rebate) of any kind to another person to induce the referral of Medicare or Medicaid beneficiaries for whom medical supplies and services may be reimbursed by the Medicare or Medicaid programs is prohibited and could subject the parties to such an arrangement to substantial criminal and civil penalties, including exclusion from participation in these programs, for Medicare or Medicaid fraud. The Office of Inspector General of the Department of Health and Human Services ("OIG") has promulgated regulatory "safe harbors" that describe certain practices and business arrangements that comply with Medicare and Medicaid regulations. The OIG and law enforcement authorities have recently increased their investigatory efforts to determine whether various business practices constitute remuneration for, or to induce, referrals. Certain states have also passed statutes and regulations that prohibit payments for referral of patients. These laws vary significantly from state to state. The result of legislative and regulatory efforts is a challenging compliance situation.

     The types of services and products delivered by the Company, the required quality of such services and products and the manner in which such services and products are delivered and billed are each subject to significant and complex regulations promulgated, interpreted and administered by the appropriate federal or state governmental agency. Although the Company believes its products, services and procedures comply in all respects with such regulations applicable to reimbursement eligibility, the unavailability of advance formal administrative rulings in most regulated areas subjects the Company to possible subsequent adverse interpretations and rulings which may affect the eligibility of some or all of the Company's services and products for reimbursement. Such an adverse interpretation or ruling could have a substantial adverse impact on the Company's business.

     Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third-party payors. The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories of durable medical equipment for purposes of reimbursement under the Medicare Part B program. There is a separate fee schedule for each category. OBRA 1987 also controls whether durable medical equipment products will be paid for on a rental or sale basis and establishes fixed payment rates for oxygen services as well as a 15- month rental ceiling on certain medical equipment. An interim final rule implementing the payment methodology under the fee schedules was published in the Federal Register. Payment based on the fee schedules is effective with covered items furnished on or after January 1, 1989. Generally, Medicare pays 80% of the lower of the supplier's actual charge for the item or the fee schedule amount, after adjustment for the annual deductible amount. OBRA 1990 made changes to Medicare Part B reimbursement that were implemented in 1991. The substantive change was the standardization of Medicare rates for certain equipment categories. Laws and regulations often are adopted to regulate new products, services and industries. There can be no assurances that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system and in the amount and circumstance under which federally funded payments such as Medicare and Medicaid are made. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its industry or business.

     The Company is also subject to many other laws, rules and regulations to which businesses are subject including, but not limited to, the commercial laws, employment laws, zoning laws, etc. Compliance with applicable laws, rules and regulations is expensive and requires a significant amount of time be devoted by the Company's employees including Management.

 Insurance

     In recent years, participants in the health care market have become subject to an increasing number of malpractice and product liability lawsuits, many of which involve large claims and significant defense costs. As a result of the liability risks inherent in the Company's lines of business, including the risk of liability due to the negligence of health care professionals employed by or otherwise under contract to the Company, the Company maintains liability insurance intended to cover such claims. There can be no assurance the coverage limits of the Company's insurance policies will be adequate, or that the Company can obtain liability insurance in the future on acceptable terms or at all.

     The Company currently has in force general liability insurance, including professional and products liability, with coverage limits of $4.0 million per occurrence and in the aggregate annually (with no deductible either per occurrence or in the aggregate annually). The Company's insurance policies provide coverage on an "occurrence" basis, have certain exclusions from coverage and are subject to annual renewal.

Environmental Matters

     Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, wastes, pollutants or contaminates. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability, damages, injunctions, fines, penalties or other governmental agency actions. The Company is not aware of any pending or threatening claim, investigation or enforcement action regarding environmental issues which if determined adversely to the Company, would have an adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

     As of December 1996, the Company had approximately 216 full-time equivalent employees. The Company's employees are not currently represented by a labor union or other labor organization. As the Company's business grows, it will hire additional employees as may be reasonably necessary to conduct its business. The Company believes the relations between its management and its employees are good.

ITEM 2.  PROPERTIES

Headquarters

     The Company's headquarters and retail facilities are located in Salt Lake City, Utah. The Company leases a 26,000 square foot facility at 235 East 6100 South. The facilities are leased from a third party pursuant to a lease expiring December 21, 2008. The Company has options to renew the lease for an additional 15 years. Rent is currently $13,601 per month on a triple net basis and increases to $18,000 per month in July 2007.

Other Retail and Office Facilities

     In addition to first headquarters, the Company leases twenty (20) other facilities which range in size from 3,000 square feet to 8,000 square feet. Most of these leases are for terms of three-to five years and most have renewal options.

Real Property Owned

     The Company owns the following undeveloped properties, all of which are located within Utah County, Utah: (I) the Searle Property consisting of 39.275 undeveloped acres located in Alpine, Utah, approximately 20 miles South of Salt Lake City; and (ii) the Heritage Property consisting of five acres located in Provo, Utah, approximately 40 miles South of Salt Lake City. An offer with substantial contingencies has been accepted for the Searle Property.

     The Company owns a three-level office building known as the Securities Savings and Loan Building located at 170 South Main Street, Pleasant Grove, Utah. The building consists of approximately 9,500 square feet and was originally used as a bank. Presently, the building is leased to various tenants pursuant to one year leases which expire on December 13, 1996, with options for renewal. The leases are net leases whereby the tenants pay monthly rents which total $4,000 per month, and the Company pays taxes and insurance.

     The Company intends to sell these properties and use the proceeds to fund its growth plan.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not subject to any pending material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended September 30, 1996.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the National Association of Security Dealer's SmallCap Market System under the Symbol IWHM. Currently there is only limited trading activity in the Company's common stock and the quotations set forth below reflect such activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increase or decreases. The information contained in the following table was obtained from the NASD and from various broker-dealers and shows the range of representative bid prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark, mark-down or commission and do not necessarily represent actual transactions:

                                                    Bid Price

            1996(1)
                                              High              Low
            First Quarter                    $5.00             $4.75
            Second Quarter                   $7.75             $4.75
            Third Quarter                    $7.56             $4.12
            Fourth Quarter                   $5.75             $4.00

            1995(1)
                                              High              Low
            First Quarter                   $  .44            $  .40
            Second Quarter                   $6.00             $4.00
            Third Quarter                    $6.50             $5.75
            Fourth Quarter                   $5.00             $4.50

            (1) Calendar  Quarters.


Shares Issued in Unregistered Transactions

     During the last three fiscal years, the Company issued its securities in non-registered transactions pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay an commission or any finders fees in connection with such transactions. The securities issued in such transactions were as follows:

     In February 1995, the Company issued 7,811,872 shares of common stock to acquire Interest Medical Equipment Distributors, Inc.

     In March 1995, the Company issued 300,000 shares of Series "A" preferred stock in connection with the acquisition of Mountain Rehabilitation Equipment, Inc.

Holders

     The number of record holders of the Company's common stock as of December 27, 1996 was 883.

Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's income is currently derived from rental and sales revenue in three lines of business: home oxygen and respiratory care services, rehabilitation services and home medical equipment and supplies. Generally, revenue from sales of medical equipment accounts for a greater percentage of gross revenue, but generates smaller margins than revenue from rentals of medical equipment. Over the last five years, the Company's total revenues have increased by 159% from $7,675,584 in fiscal 1992 to $19,861,089 in fiscal 1996.
Net earnings increased over the same period by 106% from $295,438 in fiscal, 1992 to $608,438 in fiscal 1996. The growth is primarily due to an increased size of the Company due to acquisition and internal growth.

Results of Operations

     Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995.

     Operating Revenue. The Company's revenue is comprised of sales and rental income. Net Sales increased from $9,981,879 in 1995 to $12,353,911 in 1996 an increase of 24%. Approximately $1.1 million (46%) of the increase is due to sales generated from acquired companies. The remaining increase in sales revenue of $1.3 million (54%) is principally due to increase market share in products and services in its existing market area. Rental revenue increased from $5,541,236 in 1995 to $7,507,178 in 1996 an increase of 35%. Approximately $1 million (51%) of the increase in rental revenue was generated from acquired companies. The remaining 49% increase in rental revenue is primarily due to increased market share from successfully marketing services with managed care organization, physicians and other referral sources.

     Cost of Sales and Rentals. Cost of sales and rentals was $8,351,779 for fiscal 1996 and $6,116,512 for fiscal 1995, a 37% increase. The cost of sales component was 37% of total revenues for fiscal 1996, increasing from 35% in fiscal 1996. The cost of rentals component, which includes depreciation on rental equipment, was 5% in fiscal 1996, compared to 4% in fiscal 1995. Increase in cost of sales and rentals was primarily due to vendor price increases without corresponding increases in reimbursement due to managed care and contractual relationships.

     Selling Expense. Along with expansion of revenues, total operating expenses have increased over prior years at rates of 24% and 43% for 1996 and 1995. Consequently, operating expenses as a percentage of revenue decreased 54% in 1995 to 52% in 1996. The Company was able to control operating expenses while spreading overhead over a larger base of revenues. Management expects the ratio of operating expenses to revenues to decline as further economies of scale are realized as the Company continues its acquisition strategy.

     Interest Expense. Total interest expense increased 54% to $541,920 for fiscal 1996 from $352,780 for fiscal 1995. Interest expense as a percentage of revenue increased to 2.7% for fiscal 1996 from 2.3% for fiscal 1995. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and agreements to fund acquisitions. The increase was primarily attributable to increase bank debt to fund acquisitions partially offset by decreases in negotiated borrowing rates.

     Net Income. Net income for fiscal 1996 was $608,402, a 50.5% decrease from income of $1,228,042 in fiscal 1995. The decrease is primarily due to a $572,696 (net of taxes) one-time gain of sale of real estate and costs related to four acquisitions completed during the last 4 months of fiscal 1996. Accordingly, net income per share decreased from $0.42 for fiscal 1995 to $0.18 for fiscal 1996 on weighted number of shares outstanding of approximately 2,937,000 in fiscal 1995 compared to 3,318,000 shares outstanding in fiscal 1996, an increase of 12%.

Financial Condition

     The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. Expansion into new geographic markets results in increased accounts receivable, inventory and equipment balances. For the year ended September 30, 1996, net cash provided by operating activities was $1,132,495 as compared to $ 381,067 for the year ended September 30, 1995, an increase of approximately $751,428 or 197%. The increase was principally due to an increase in current liabilities of $346,130 and non-cash expenses of $1,277,279.

     The 1996 net cash flow from operating activities of $1,132,495 and was used to finance capital expenditures of $1,143,996, principally new rental equipment. During 1996, the Company's financing activities included new borrowings of $2,701,256 to acquire the net assets of various companies.

     At September 30, 1996, the Company's working capital was $2,453,014, and increase of $411,585, or 20%, over working capital of $2,041,429 at September 30, 1995. The increase is primarily due to a 28% increase in total revenue during fiscal 1996 resulting in increases in accounts receivable and inventory from acquisition activities and expanded market share

     Accounts receivable increased 21% to $4,704,497 at September 30, 1996 from $3,888,273 at September 30, 1995. The increase was due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the fourth quarter of fiscal 1996. Billing delays contributed to the Company's average days sales in receivables increasing from 83 days at September 30, 1995 to 84 days at September 30, 1996.

     Inventories  increased  40%  to  $2,763,937  at  September  30,  1996  form
$1,969,927 at September 30,  1995.by  $562,597 or 40% in 1995.  The increase was due to acquired inventories and the need to carry higher product levels to service higher sales volumes and provide minimum stocking levels at new branch locations.

     Intangible assets, net of amortization, increased by $1,312,742 in 1996. The increase in intangible assets is due to the total purchase price of combined acquisitions exceeding the fair market value of the acquired assets.

     At September 30,1996, the Company had notes receivable of $578,652 compared to $920,947 at September 30, 1995. The notes receivable originated from the sale of land, apartment building and small office building. The decrease is primarily due to $420,000 in payments on the note related to the sale of land partially offset by a new note receivable in the amount of $79,900 from the sale of a small office building.

     At September 30, 1996, the Company held property and equipment, net of depreciation, used in its business amounting to $3,166,462 compared to $2,454,005 at September 30, 1995. The increase in property and equipment is attributable to the fair market value of assets obtained from acquisition activities and rental equipment purchased to service increase rental business.

     Current liabilities increased 22% to $6,154,982 at September 30, 1996 compared to $5,036,729 at September 30, 1995. The increase is primarily due to increases in current portion of new long-term debt, borrowings under its revolving line of credit agreement and amounts payable to vendors and supplier. Such increases are related to acquisition growth and increased inventory levels to satisfy higher sale volumes.

     The Company has a $3.5 million revolving operating line of credit with its principal bank expiring on January 31, 1997. Borrowings under the Company's line of credit are secured and are limited to 75% of eligible accounts receivable and 50% of inventory. Interest on this debt is payable monthly at the bank's primary lending rate plus 0.25%. As of September 30, 1996 and 1995, $2,753,944 and
$2,503,419, respectively, were outstanding under the line of credit. The increase is primarily due to increases in inventory and accounts receivable from acquisitions which contributed to additional borrowings under Company's working capital credit facility.

     Long-term debt, including current portion, increased by $2,006,503 or 79% in 1996. The increase is primarily a result of $2.7 million of new borrowings to acquire various companies offset by principal payments on long term debt of $743,884.

     On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the investors elect to exercise their rights in full, the total proceeds to the Company would be approximately $5.9 to $6.5 million. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price of $4.28 within 180 days. The $100,000 option fee will be credited towards the purchase price of shares subsequently purchased by the investors. If any of the options are exercised within the first 90 days the investors are entitled to issuance of 162,500 warrants with a term of three years. The agreement will terminate upon failure of the investors to pay option fees or purchase shares of stock within time frames established in the agreement The investors are not obligated to purchase any shares from the Company.

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward- looking statement. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (I) the failure to obtain additional capital for acquisitions and expansion; (ii) adverse changes in federal and state laws, rules and regulations relating to the home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; and (iii) continued consolidation by the Company's local, regional and national competitors resulting in increased competition.

     There have been no other significant changes in capitalization or financial status during the past three years that are not reflected in the financial statements.


Inflation

     Inflation continues to apply moderate upward pressure on the cost of goods and services provided by Interest Medical. However, management believes the net effect of inflation on operations has been minimal during the past three years.

Recent Account Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 119 "Disclosure About Derivative Financial Instruments" and Statement No. 121, "Accounting for Long Lived Assets." Statement No. 119 is effective for years beginning after December 15, 1994 and Statement No. 121 is effective for years beginning after December 15, 1995. The effect of adoption Statement Nos. 119 and 121 will not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Interest Home Medical, Inc.  Financial Statements                    Page

  Report of Independent Accountants ..................................20

  Consolidated Balance Sheets.........................................21
   September 30, 1996 and 1995

  Consolidated Statements of Operations...............................23
   Years ended September 30, 1996 and 1995

  Consolidated Statements of Stockholders' Equity.....................24
   Years ended September 30 , 1996 and September 30, 1995

  Consolidated Statements of Cash Flows...............................25
   Years ended September 30, 1996 and 1995

  Notes to Consolidated Financial Statements..........................29

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors of
Interwest Home Medical, Inc.




     We have audited the accompanying consolidated balance sheet of Interwest Home Medical, Inc., as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                Tanner + Co.






November 22, 1996

                          INTERWEST HOME MEDICAL, INC.

                           Consolidated Balance Sheet

                           September 30, 1996 and 1995




                                                 1996                 1995
         Assets
Current assets:
  Cash and cash equivalents              $    539,264              578,362
  Marketable securities                        47,700               47,700
  Accounts receivable (net of allowance
         for doubtful accounts of
         $356,620 and $277,002)             4,704,497            3,888,273
  Inventories                               2,763,937            1,969,927
  Current portion of notes receivable         382,311              422,179
  Prepaid expenses                             74,287               40,717
  Deferred tax asset                           96,000              131,000
                                            _________            _________

                Total current assets        8,607,996            7,078,158

Notes receivable                              196,341              498,768
Investment in undeveloped real estate         332,234              332,234
Investment in office buildings, net of
  of depreciation of $145,669 and $150,947    466,448              541,670
Property and equipment - net                3,166,462            2,454,005

Intangible assets (net of accumulated
  amortization of $135,578 and $72,568)     2,910,389            1,597,647

Other assets                                  109,091               74,919
                                            _________            _________






                                          $15,788,961           12,577,401
                                          ===========           ==========

                                                   1996               1995

    Liabilities and Stockholders' Equity

Current liabilities:
  Checks written in excess of cash in bank     $   482,452          246,663
  Current portion of long-term debt              1,084,265          593,667
  Notes payable                                  2,753,944        2,503,419
  Accounts payable                               1,484,905        1,218,795
  Accrued expenses                                 333,061          335,309
  Income taxes payable                              16,355          138,876
                                               ___________        _________
               Total current liabilities         6,154,982        5,036,729

Deferred income taxes                              259,000          290,000

Long-term debt                                   3,427,287        1,911,382
                                               ___________        _________
                Total liabilities                9,841,269        7,238,111

Commitments and contingencies                            -                -

Stockholders' equity:
  Preferred stock, $.01 par value,
         10,000,000 shares authorized, 300,000
         shares issued and outstanding               3,000            3,000
  Common stock, no par value; 50,000,000 shares
         authorized; 3,283,941 shares issued
         and outstanding                         1,894,002         1,894,002
  Additional paid-in capital                       447,000           447,000
  Retained earnings                              3,603,690         2,995,288
                                                __________         _________
                Total stockholders' equity       5,947,692         5,339,290

                                               $15,788,961        12,577,401
                                               ===========        ==========






See notes to consolidated financial statements.

                          INTERWEST HOME MEDICAL, INC.

                        Consolidated Statement of Income

                     Years Ended September 30, 1996 and 1995





                                               1996                1995
Revenue:
  Net sales                                $12,353,911           9,981,879
  Net rental income                          7,507,178           5,541,236
                                           ___________          __________
         Total revenue                      19,861,089          15,523,115

Cost of sales and rental                     8,351,779           6,116,512
                                           ___________          __________
         Gross profit                       11,509,310           9,406,603
                                           ___________           __________
Selling, general and administrative
  expenses                                  10,373,311           8,350,169
                                           ___________           __________
         Income from operations              1,135,999           1,056,434

Other income (expense):
  Gain on sale of undeveloped real estate        -                 633,321
  Interest income                               76,323              21,067
  Interest expense                            (541,920)           (352,780)
                                           ____________          _________
         Income before income taxes            670,402           1,358,042

Income tax benefit (expense):
         Current                               (58,000)           (133,000)
         Deferred                               (4,000)              3,000

         Total income taxes                    (62,000)           (130,000)

         Net income                      $     608,402           1,228,042
                                         ==============          ==========
         Net income per share                     $.18                 .42



See notes to consolidated financial statements.

                          INTERWEST HOME MEDICAL, INC.

                 Consolidated Statement of Stockholders' Equity

                     Years Ended September 30, 1996 and 1995




                                Preferred Stock        Common Stock
                              Number              Number                     Additional
                                 Of                  Of                      Paid in       Retained
                              Shares    Amount    Shares        Amount       Capital       Earnings

Balance, October 1, 1994         -      $  -      1,952,968       121,120        -         1,767,246

Acquisition of Interwest
Medical Equipment
Distributors, Inc.               -         -      1,335,973     1,802,882        -              -

Issuance of
preferred stock               300,000    3,000         -             -        447,000           -

Retirement of common
stock                            -        -        (5,000)       (30,000)        -              -

Net income                       -        -            -             -           -         1,228,042

Balance, September 30, 1995   300,000    3,000    3,283,941    1,894,002      447,000      2,995,288

Net income                       -        -            -             -           -           608,402

Balance, September 30, 1996   300,000   $3,000    3,283,941    1,894,002      447,000      3,603,690














See notes to consolidated financial statements.






                           INTERWEST HOME MEDICAL INC.

                      Consolidated Statement of Cash Flows

                     Years Ended September 30, 1996 and 1995


                                                        1996          1995

Cash flows from operating activities:
     Reconciliation of net income to net cash
         provided by operating activities:
         Net income                                $   608,402       1,228,042
             Adjustments to reconcile net income
                to net cash provided by operating
                activities:
                    Depreciation and amortization      915,981         613,625
                    Bad debt expense                    79,255          43,700
                    Loss on disposal of assets         282,043         338,601
                    Gain on sale of undeveloped real
                    estate                                -           (633,321)
                    (Increase) decrease in:
                      Accounts receivable             (450,411)     (1,004,124)
                      Inventories                     (616,163)       (220,260)
                      Prepaid expenses                 (33,570)         28,954
                      Other assets                     (34,172)        (14,812)
                      Deferred tax asset                35,000             -
                    Increase (decrease) in:
                      Checks written in excess of
                       cash in bank                    235,789        (121,151)
                      Accounts payable                 266,110         (57,584)
                      Accrued expenses                  (2,248)        141,363
                      Income taxes payable            (122,521)         41,034
                      Deferred income taxes            (31,000)         (3,000)

                          Net cash provided by
                          operating activities       1,132,495         381,067

Cash flows from investment activities:
     Collection of notes receivable                    422,195           1,014
     Proceeds from sale of undeveloped real estate        -            300,000
     Proceeds from sale of equipment                    12,731            -
     Purchase of undeveloped real estate                  -            (75,737)
     Purchase of property and equipment             (1,143,996)     (1,130,729)
     Purchase of intangible assets                     (18,295)           -
                                                    ___________     ___________
                          Net cash used in
                          investing activities        (727,365)       (905,452)
                                                    ___________     ___________




                          INTERWEST HOME MEDICAL, INC.

                Consolidated Statement of Cash Flows - Continued


                                                       1996            1995
Cash flows from financing activities:
     Net changes in notes payable                    250,525        1,159,149
     Proceeds from long-term debt                     49,131          232,308
     Principal payments on long-term debt           (743,884)        (463,948)
     Net cash received in merger/acquisition            -             136,136

                   Net cash provided by (used in)
                   financing activities             (444,228)       1,063,645
                                                    _________       _________
                   Net (decrease) increase in cash   (39,098)         539,260

Cash, beginning of year                              578,362           39,102
                                                    _________       _________
Cash, end of year                                   $539,264          578,362
                                                    =========       =========

Supplemental disclosure of cash flow information:

     Cash paid during the year for:
                                                       1996            1995


         Interest                                   $534,769         350,157
                                                    ========         =======

         Income taxes                               $174,038             -
                                                    ========         =======











See notes to financial statements





                          INTERWEST HOME MEDICAL, INC.

                Consolidated Statement of Cash Flows - Continued





Supplemental schedule of non-cash investing and financing activities

     During the year ended September 30, 1996, the Company through debt of $2,701,256 acquired assets from companies in Nevada and Colorado and began operations at those locations. The net assets purchased consisted of the following:

             Accounts receivable                           $  445,068
             Inventory                                        177,847
             Property and equipment                           720,883
             Intangible assets                              1,357,458
                                                           ___________

                Net assets purchased                       $2,701,256
                                                           ==========

     The Company also sold property during the year ending September 30, 1996, receiving as part of the proceeds a $79,900 note receivable.

     During the year ended September 30, 1995, the Company acquired assets and assumed certain liabilities from companies in Utah and Colorado for cash, notes and securities. The net assets purchased consisted of the following:

             Accounts receivable                           $  292,097
             Inventory                                        342,336
             Property and equipment                           524,615
             Intangible assets                              1,152,109
             Checks written in excess of cash on hand         (88,701)
             Accounts payable                                (360,550)
             Accrued expenses                                 (15,746)
             Debt                                            (298,125)

                Net assets purchased                        1,548,035

                Less preferred stock issued                   450,000
                Less amount financed with debt                900,000
                                                            _________
               Net cash investment                          $ 198,035
                                                            =========






                          INTERWEST HOME MEDICAL, INC.

                Consolidated Statement of Cash Flows - Continued






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

        Marketable securities                               $     47,700
        Notes receivable                                         201,962
        Prepaid expenses                                          29,591
        Real estate investments - undeveloped property           673,176
        Office buildings                                         547,881
             Property and equipment                                5,150
             Accounts payable                                    (11,480)
             Long-term debt                                      (25,269)
             Common stock                                     (1,802,882)

                Net cash received                            $   334,171
                                                             ===========



     The Company also sold property during the year ending September 30, 1995, receiving as proceeds a $720,000 note receivable and 5,000 shares of the Company's common stock, valued at $30,000. The common stock was retired.


















                          INTERWEST HOME MEDICAL, INC.

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995





(1)      Organization and Summary of Significant Accounting Policies

         Organization

     Interwest Medical Equipment Distributors, Inc., (Company) was incorporated under the laws of the State of Utah on October 1, 1957. On February 22, 1995, the Company entered into an agreement whereby the shareholders of the Company exchanged 100 percent of their common stock for 1,952,968 shares of common stock of Beacon Financial Inc. (Beacon). Inasmuch as the 1,952,968 shares of common stock is in excess of 60 percent of the total outstanding common stock of Beacon, the transaction is accounted for as a reverse acquisition. The Company is, therefore, deemed to have acquired Beacon. On that same date, the name of the Company was changed to Interwest Home Medical, Inc. The consolidated financial statements are those of the Company prior to the acquisition of Beacon on February 22, 1995 and those of the Company and its subsidiary subsequent to February 1995.

     Separate statements of operations showing the results of operations as if the companies had been combined prior to the acquisition have not been presented since the amounts are not materially different than those presented.

     The primary business of the Company is to rent and sell medical equipment and supplies.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

     Marketable Securities

     The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings;
unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

     For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.




     Inventories

     Inventories consist of medical equipment and supplies held for sale and are stated at the lower of average cost (FIFO basis) or market.


                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued


(1)  Organization and Summary of Significant Accounting Policies - Continued

     Investments in Undeveloped Real Estate

     Investments in undeveloped real estate are recorded at the lower of cost or market. When it is determined that future estimated cash flows are lower than recorded values for long- term investments, these investments are written down to estimated net fair market value and the amount of the write-down is accounted for as a current period loss.

     Investment in real estate consists of two parcels of undeveloped land and a house. The two parcels of undeveloped land total approximately 44 acres and are located in the state of Utah in Utah County.

     Depreciable Assets

     Depreciable assets are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives or lease terms as follows:

     Office building                              35 years
     Leasehold improvements                      3-5 years
     Furniture and fixtures                     5-10 years
     Rental equipment                           3-10 years
     Equipment and signs                           5 years
     Vehicles                                      3 years

         Intangible Assets

     Intangible assets, consisting of purchased customer lists, supplier lists, non-competition agreements and goodwill are stated at cost. Amortization is computed using the straight-line method over five years to forty years or the term of the agreement.

         Income Taxes

     The  Company  accounts  for income  taxes under the  provision  of SFAS 109
"Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

         Revenue Recognition

     The Company is involved in the business of providing respiratory services and equipment sales and the sale of rehabilitation and adaptive equipment.





                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued



                   Revenues are accounted for as follows:

     * Patient revenues are recognized net of contractual adjustments related to third party payers when services are rendered. The amount paid by third party payor is dependent upon the benefits included in the patient's policy.

     * Other revenues are recognized as the services are rendered or the sales are made.


(1)      Organization and Summary of Significant Accounting Policies - Continued

         Net Income Per Share

     Net income per share is based on weighted average shares outstanding of approximately 3,318,000 shares for the year ended September 30, 1996 and 2,937,000 shares for the year ended September 30, 1995. There is no difference on earnings per share on a fully diluted basis.

         Concentration of Credit Risk

     Financial   instruments   which   potentially   subject   the   Company  to
concentration  of credit risk  consist  primarily of trade  receivables.  In the normal course of business,  the Company  provides credit terms to its customers.
Accordingly,  the Company performs  ongoing credit  evaluations of its customers and maintains  allowances for possible  losses which,  when realized,  have been within the range of management's expectations.

     The Company's customer base consists primarily of individuals in the Western United States. Substantially all revenues and accounts receivable are from these customers.

     Use of Estimates in the preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassification

     Certain amounts in the financial statements for 1995 have been reclassified to conform with the current year presentation.







                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued



(2)      Marketable Securities

     At September 30, 1996 and 1995 the market value approximated the cost of the marketable securities and therefore, no unrealized holding gains or losses have been recorded.

(3)      Note Receivable

     Note receivable consist of the following at September 30, 1996 and 1995:

                                                   1996               1995
     Note receivable in connection with
     the sale of property.  The note is
     due in three installments, the last
     of which is due in March 1997, including
     interest of 9%, secured by real estate      $300,000           720,000

     Mortgage receivable, due in monthly
     installments of $1,765, including
     interest at 9.5%, maturing March 1,
     2000, secured by apartment building          198,752           200,948

     Note receivable in connection with
     the sale of property.  The note is due
     in January 1997, including interest of
     8%, secured by real estate                    79,900              -

                                                  578,652           920,948

     Less current portion                         382,311           422,179


                                                 $196,341           498,768
                                                 ========           =======


(4)      Property and Equipment

     Property and equipment at September 30, 1996 and 1995 consisted of the following:




                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued


                                                 1996             1995

    Rental equipment                         $5,116,691        4,143,803
    Equipment and signs                         634,527          580,253
    Furniture and fixtures                      387,022          350,184
    Vehicles                                    471,917          346,968
    Leasehold improvements                      146,007          116,481
                                             __________        _________

                                              6,756,164        5,537,689

    Less accumulated depreciation
    and amortization                          3,589,702        3,083,684
                                             __________        _________

    Property and equipment - net             $3,166,462        2,454,005
                                             ==========        =========
(5)      Notes Payable

  Notes payable at September 30, 1996 and 1995, consisted of the following:

                                                         1996          1995

  Line of credit in the amount of $3,500,000 payable
  to a financial institution due January 31, 1997;
  with interest payments at the bank's prime rate
  (8.25% at September 30, 1996) plus 0.25% payable
  monthly; secured by accounts receivable
  and inventory                                       $2,753,944     2,503,419


(6)      Long-term Debt

  Long-term debt at September 30, 1996 and 1995, consisted of the following:

                                                                                             1996              1995
  Notes payable to a bank requiring aggregate
  monthly payments of $69,178 including interest
  at a rate of prime (8.25% at September 30,
  1996) plus 0.25% to prime plus 1.25%,
  secured by accounts receivable, inventory
  and equipment                                       $2,893,231       928,406




                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued


   Notes payable to individuals in connection with
   the acquisition of companies requiring aggregate
   monthly payments of $21,006 including interest at a
   rate of 8.0% to 8.5%, secured by property and
   equipment                                             813,424       579,815

   Notes payable to a financial institution,
   payable aggregate monthly installments of
   $22,500 including interest at 8.25% to prime
   plus .25%, secured by certain pieces of
   property and equipment                                618,527       711,247

   Note payable to a company requiring
   monthly payments of $1,476 including
   interest at a rate of 11.25%, secured
   by real estate                                         66,685        77,770


(6)      Long-term Debt - Continued
                                                           1996          1995

    Installment contracts payable in monthly
    installments totaling $1,158 including
    interest ranging from 6.95% to prime plus
    1.5%, secured by vehicles                             36,404        80,362

    Mortgages due financing companies in
    aggregate monthly installments of $992,
    including interest at 8.75%, secured
    by real estate                                         9,730        19,216

    Capital lease obligations (see note                   73,551       108,233
                                                                                        4,511,552        2,505,049

    Less current portion                               1,084,265       593,667
                                                       _________       _______

    Long-term debt                                    $3,427,287     1,911,382
                                                      ==========     =========

    Future maturities of long-term debt at September 30, 1996 were as follows:






                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued


   Year ending September 30:
          1997                                             $1,084,265
          1998                                              1,151,890
          1999                                              1,026,338
          2000                                                783,924
          2001                                                465,135
                                                           __________
                                                           $4,511,552
                                                           ==========


(7)      Income Taxes

     The provisions for income taxes differs from the amount computed at federal statutory rates as follows:

                                                       1996             1995

        Tax at statutory rates                    $(228,000)        (462,000)
        State tax                                   (43,000)         (58,000)
        Change in valuation allowance               219,000          377,000
        Other                                       (10,000)          13,000
                                                  __________        _________
                                                $   (62,000)        (130,000)
                                                  ==========        =========
     The deferred  income tax benefit  (liability) for the years ended September
30, 1996 and 1995 is as follows:

                                                      1996             1995
         Short-term:
          Allowance for bad debts                 $ 132,000          103,000
          Employee benefits                          33,000           28,000
          Deferred gain                             (69,000)            -
                                                  ___________       _________

                                                  $  96,000          131,000
                                                  ===========       =========

         Long-term:
           Depreciation                         $  (259,000)        (166,000)
           Deferred gain                               -            (124,000)
           Net operating loss carryforward        1,103,000        1,322,000
           Valuation allowance                   (1,103,000)      (1,322,000)
                                                ____________      ___________
                                                $  (259,000)        (290,000)
                                                ============      ===========





                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued


(7)      Income Taxes - Continued

     At the time the Company acquired Beacon, Beacon had a deferred tax asset for a net operating loss for income taxes of approximately $3,200,000. However, due to limitations as a result of more than a 50 percent change in ownership, the actual amount available for future use was reduced to approximately
$1,699,000. A valuation allowance was provided at September 30, 1994 for the entire loss since Beacon did not have a history of profitable operations. During
1996 and 1995, approximately $219,000 and $377,000, respectively, of the benefits from the loss were realized.

     At September 30, 1996, the Company has approximately $3,462,000 of net operating losses to use to offset future income. These net operating losses expire in the years 1996 through 2009. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized.

     It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. The amount of the net operating losses which can be used are limited by the future operations and the tax laws in effect at the time of the utilization. Consequently, a valuation allowance has been established to offset any tax asset.


(8)      Lease Obligations

     The Company leases certain  equipment  under terms accounted for as capital leases. The Company also leases small equipment under  noncancellable  operating leases.  At September 30, 1996 and 1995, the total cost of all assets  currently
under  capital  lease  is  $94,503  and  $116,168,   respectively.   Accumulated
depreciation  at that date  amounted to $22,051 and $19,231,  respectively.  The following summarizes future minimum lease payments under leases at September 30,
1996:

                                                  Operating          Capital
                                                     Leases           Leases
          Year ending September 30:
            1997                                   $619,527          $ 23,889
            1998                                    501,423            23,889
            1999                                    440,588            23,889
            2000                                    372,762            23,889
            2001 and thereafter                   1,414,271              -
                                                  _________           ________
                                                 $3,348,571            95,556
                                                 ==========

            Less amounts representing interest                        (22,005)
                                                                      ________

            Present value of future minimum lease                    $ 73,551
             payments                                                =========




                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued

     Total rent expense for operating leases was approximately $553,000 and $368,000 for the years ended September 30, 1996, and 1995, respectively.

(9)      Fair Value of Financial Instruments

     None of the Company's financial  instruments are held for trading purposes.
The  Company  estimates  that the fair  value of all  financial  instruments  at
September  30,  1996 and 1995,  does not differ  materially  from the  aggregate carrying  values  of its  financial  instruments  recorded  in the  accompanying balance  sheet.  The estimated  fair value  amounts have been  determined by the
Company  using  available   market   information   and   appropriate   valuation
methodologies.  Considerable  judgement is necessarily  required in interpreting market  data to develop  the  estimates  of fair value,  and,  accordingly,  the estimates are not  necessarily  indicative of the amounts that the Company could realize in a current market exchange.


(10)     401(K) Savings Plan

     The Company has a contributory 401(K) savings plan covering all employees who are at least 21 years of age, work at least 1,000 hours per year, and have a minimum of one year of service to the Company. All contributions by the Company are fully discretionary. The Company made contributions of $-0- and $26,725 in 1996 and 1995, respectively.

(11)     Stock Option Plan

         Employee Options

     In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 312,500 shares of common stock may be granted to employees and other persons to purchase the Company's common stock. No individual may be granted stock options exceeding $100,000 fair market value in any one year. The stock options are exercisable within the time or upon the events determined by the option agreement and terminate after five years from the date of grant for stockholders owing more than 10 percent of all classes of stock and after 10 years for all others. The options cannot be exercised until such time as the Company earns a profit of at least $1,500,000 for the period beginning February 22, 1995.

         Options outstanding at September 30, 1996 are as follows:

                    Shares
                    Under                      Option            Expiration
                    Option                     Price             Date

                    125,000 shares             $4.00             2000
                     15,000 shares              5.50             2000
                      2,500 shares              4.88             2001
                      6,000 shares              6.00             2002
                    ______________
                    148,500 shares
                    ==============



                          INTERWEST HOME MEDICAL, INC.

             Notes to Consolidated Financial Statements - Continued

(11)     Stock Option Plan - Continued

         Director Options

     In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 75,000 shares of common stock may be granted to non-employee directors to purchase the Company's common stock. No individual may be granted more than one stock option, nor more than 11,000 shares on the exercise of all options granted pursuant to this agreement. The stock options are exercisable within six months after the grant date and terminate after five years from the date of grant. The exercise price of an option shall be between $4.00 and $6.00 for the 25,000 options granted during the year ended September
30, 1995 and fair market value of the Company's common stock for options granted thereafter. The options cannot be exercised until such time as the Company earns a profit of at least $1,500,000 for the period beginning February 22, 1995.
During the year ended September 30, 1995 an option to purchase 5,000 shares of the Company's common stock was surrendered as a term of another agreement involving the sale of land. At September 30, 1996, 31,500 options remained unexercised under this agreement.

     In April 1990, the Company entered into a stock options purchase agreement with a member of the board of directors for consideration of $400. Under the plan, the individual may purchase 50,992 shares of the Company's common stock for $.40 per share or a total exercise price of $19,998. The option is exercisable any time prior to November 15, 1997. At September 30, 1996, no part of this option had been exercised.


(12)     Employee Stock Purchase Plan

     During the year ended  September  30,  1996,  the  Company  adopted a Stock
Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At September 30, 1996, 820 shares of common stock had been purchased under the plan.


(13)     Commitments and Contingencies

     In October 1991, an officer of the Company retired and a trust was created which purchased 429,544 shares of the Company's common stock from the officer.
In exchange for the stock, a note was entered into between the trust and the retired officer in the principal amount of $305,000. The note requires monthly payments over ten years of $3,676, including principal and interest at an annual rate of 8 percent. Certain employees of the Company have entered into an agreement to purchase the shares of stock from the trust under similar terms. At the employees' option, shares can be issued as they are purchased. The Company has guaranteed the collectibility of amounts due the trust by the employees. The outstanding balance of the note was approximately $184,303 at September 30, 1996.






(14)     Preferred Stock

     The Company has outstanding 300,000 shares of preferred stock. The preferred stock has voting rights of one vote for one share. The preferred stock is convertible at the option of the holder into common stock based upon the trading value of the common stock. The conversion rate varies from one share for one share up to receiving three shares of common stock for one share of common stock. The holder is not entitled to receive more than the one share for one share until March 1997.


(15)     Recent Accounting Pronouncements

     The Financial  Accounting Standards Board has issued Statement of Financial
Accounting   Standard  No.  123   Accounting   and   Disclosure  of  Stock-based
Compensation  and  Statement  No.  121,  "Accounting  for  Long  Lived  Assets."
Statement No. 123 and 121 are effective for years  beginning  after December 15,
1995. It is not expected that the adoption  Statement Nos. 123 and 121 will have a material impact on the Company's financial statements.


(16)     Subsequent Events

     The Company has entered into an agreement to sell up to 1,170,714 shares of common stock to an investment group at varying prices over several years. The block purchase price varies from $4.28 per share to $7.00 per share.




















ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     The Company changed  accountants as a result of its acquisition of Interest
Medical Equipment Distributors. Inc. This change of accountants was previously reported upon and was not the result of any dispute or disagreement with the previous accountants over any matter.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A.  Identification  of  Directors  and  Executive  Officers.   The  current
directors  and  officers  of the  Company,  who will serve until the next annual meeting of shareholders  or until their  successors are elected or appointed and qualified, are set forth below:

         Name                             Age          Position

         James E. Robinson                 45          CEO /President/Chairman
         James U. Jensen                   52          Director
         Dr. Jeffrey F. Poor               48          Director
         Dr. Michael C. Romn               56          Director
         Daniel L. Richards                47          Director
         Jerald L. Nelson                  54          Director
         Val D. Christianson               45          Vice President
         Que H. Christensen                41          Chief Financial Officer/
                                                        Secretary

     James E.  Robinson.  Mr.  Robinson has been president and a director of the
Company since February 1995. Mr.  Robinson has been President (CEO) and Chairman of the Board of Interest  Medical since October 1982. He also acted as Treasurer until 1990. Mr. Robinson  graduated from Brigham Young  University with a Master of Accountancy degree in 1975. He worked until July 1977 with Haskins & Sells at which time he joined Robinson's Medical Mart (a predecessor  company to Interest
Medical) as its Vice  President and Treasurer.  Mr.  Robinson was elected to the
Board of Directors of the National  Association of Medical  Equipment  Suppliers
(NAMES) in 1984 where he served as  Treasurer  from 1986 until 1990,  Chair from
1990 to 1991,  Immediate  Past-Chairman  from 1991 to 1992,  and continues as an
"Ex-Officer"  Board  member.  He was also  elected to the Board of  Directors of
Medical Equipment  Distributors,  Inc. (The MED Group) in 1985 and served as its
Chair  from 1988  until  1992.  Mr.  Robinson  has been  active  in many  local,
regional,   and  national   organizations   which  represent   individuals  with
disabilities.  He is  currently  serving  as the  Chair  of the  Utah  Assistive
Technology Foundation (UATF).

     James U.  Jensen.  Mr.  Jensen has been a  director  of the  Company  since
February 1995. Mr. Jensen has been Vice  President,  Corporate  Development  and
Legal Affairs for NPS Pharmaceutical since July 1991. He has been Secretary and a director of Interest Medical since 1987. From 1988 to July 1991 Mr. Jensen was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C.
concentrating on technology  transfer and licensing and corporate finance.  From
1983 until July 1985 he served as outside general counsel for a software company. From July 1985 to October 1986 he served as it's Chief Financial
Officer. From 1980 to 1983 Mr. Jensen served as General Counsel and Secretary of
Dictaphone Corporation, a subsidiary of Pitney Bowes, Inc. He serves as a director of NPS Pharmaceuticals, Inc., a public company and of Wasatch Advisors
Funds, Inc., a publicly registered investment company. Mr. Jensen received a B.S. in English/Linguistics from the University of Utah and a J.D. and an M.B.A.
degree from Columbia University.



     Jeffrey F. Poore D.D.S.  Dr. Poore has been a director of the Company since
February 1995. Dr. Poore is President of CompHealth and is a 20-year  veteran of the health care  industry and an early  champion of the concept of managed care.
Prior  to  joining  CompHealth,   he  coordinated   mergers,   acquisitions  and
development  in the  office  of the CEO at FHP  International,  Inc.,  a  health maintenance organization. During his tenure at FHP he also directed staff in the
organization's  operational  finance,  financial  services,   marketing,  sales,
medical,  PPO/IPA, and contracting divisions. He also has experience as a health care lobbyist and provider. He was in private dental practice for many years. He earned his DDS from Loyola  Medical  Center in 1976,  and a BA in Economics from
Brigham Young University in 1971.

     Michael C. Romney, M.D. Dr. Romney has been a director of the Company since
April, 1995. Dr. Romney graduated Cum Laude from the University of Utah in 1962 with a B.S. in Medical Biology and received his Medical Degree from the University of Utah College of Medicine in 1966. After service as a General
Medical Officer in the Army at Ft.  Wainwright,  Alaska,  Dr. Romney returned to
Salt Lake City to begin  practicing as an emergency  physician.  Currently,  Dr.
Romney  maintains  privileges  at Salt Lake  Regional  Medical  Center and South
Peninsula Hospital in Homer, Alaska. He is board-prepared in Emergency Medicine and is certified in Advanced Trauma Life Support. Dr. Romney's clinical experience includes general practice and emergency medicine as well as currently serving as the Medical Director of Emergency Services at Salt Lake Regional
Medical  Center.  He  played a major  role in the  formation  of the Holy  Cross
Hospital Cardiac Emergency Center and the development of three local free standing urgent care and industrial emergency clinics. He has served on the clinical faculty at the University of Utah and is currently an Assistant
Clinical  Professor in the  Department  of Family and  Community  Medicine.  Dr.
Romney is currently a board member of Premier Medical Group,  Quality  Physician
Network, Blue Cross/Blue Shield of Utah and is Board Chairman of American Family
Care of Utah. He has been active in many committees both as a member and in administrative capacities.

     Daniel L. Richards.  Mr.  Richards has been a director of the Company since
April 1990. Mr Richards graduated from Utah State University in 1970 with a degree in Business Administration. From 1971 to the present, Mr. Richard has been a general contractor and project manager of several major projects in Utah, Colorado and Arizona. From 1979 to 1990, he was general manager of Tri-City
Medical Clinic, managing the business of four doctors. Since 1982 he has served as President of GAR Medical Management, Inc., a management corporation involved with pension funds and providing medical advice for convalescent centers. From
1980 to the present, Mr. Richards has served as President of A.D.C. Corporation, a private general construction company involved in construction, development, property management and real estate sales.

     Jerald L. Nelson Ph.D.  Mr. Nelson was a director of the Company from April
1990 to February  1995,  and was  reappointed  a director in August,  1995.  Mr.
Nelson holds a Ph.D. in Economics  from North  Carolina  State  University and a
B.A. in business from the  University of Utah.  Dr. Nelson has over twenty years of  experience as a business  consultant  and financial  analyst.  Dr.  Nelson's career  began  with TWA in New York  City in 1972.  Later  assignments  included consulting with Date Resources,  Inc., and for eight years with U.S.  Industries in market research and financial  analysis.  He has served on numerous Boards of
Directors  including  Arrow  Dynamics,   Gentner  Communications  and  One-2-One
Communications  where he also served as Chairman and CEO. Since 1993, Mr. Nelson has been the  President  and  Chief  Operating  officer  of  Tenant  Information
Services, Inc. located in Salt Lake City, Utah.

     Val D. Christianson. Mr. Christianson was appointed an officer of the Company in February 1995. Mr. Christianson was elected to the Board of Interest
Medical in October 1982. He served as Secretary until 1987 and Vice President since 1987. Mr. Christianson received a Bachelor of Science degree in Computer
Science form the University of Utah in 1975. He joined Robinson's Medical Mart in 1978 as a branch manager and has been active in the management of the company since then. Mr. Christianson has served three terms as President of the Utah
Association for Medical Equipment Services (UTAMES) and has served on the Board of UTAMES since 1988. He also is the elected



Utah delegate to the House of Delegates (HOD) to the National Association for Medical Equipment Services (NAMES) where he chairs the State Sales Tax
Committee.

     Que H. Christensen, CPA. Mr. Christensen was appointed an officer of the Company in February 1995. Mr. Christensen joined Interest Medical as the controller in October 1990. He has been treasurer (CFO) and director of Interest
Medical  since  October  1991.  From  1980 to 1988 he  worked  as a CPA for Main
Hurdman and KPMG Peat Marwick. From 1988 to 1990 he was vice president of a Utah based financial institution. Mr. Christensen graduated from the University of Utah with a Bachelor of Science degree in Accounting in 1980.

     B. Significant Employees. None

     C. Family Relationships. There are no family relationships among the Company's officers and directors.

     D. Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

     E. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 4 must be filed within ten days after the end of the calendar month in which a sale or purchase occurred. Based upon the review of the Form 4's filed with the Company, the following disclosure is required in this Form 10-KSB:

     Jeffrey F. Poore,  D.D.S.  During the fiscal year ended September 30, 1996,
Dr. Poore was granted an option to purchase shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported, but not within the required period.

     Michael C. Romney,  M.D.  During the fiscal year ended  September 30, 1996,
Dr. Romney was granted an option to purchase shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported, but not within the required period.

     Jerald L. Nelson.  During the fiscal year ended  September  30,  1996,  Mr.
Nelson was granted an option to purchase shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported, but not within the required period.

     Daniel L.  Richards.  During the fiscal year ended  September 30, 1996, Mr.
Richards was granted an option to purchase shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported, but not within the required period.

     James U. Jensen. During the fiscal year ended September 30,1996, Mr. Jensen was granted an option to purchase shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported, but not with the required period.

ITEM 10.          EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief
Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:





                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                          Commissions                    Restrict
                                                          and            Other Annual    Stock      Options/
                                                          Bonuses        Compensation    Awards     SAR's
Name and Principal Position       Year      Salary        ($)            ($)             ($)        (#)

 James E. Robinson                1996      $150,000                     $16,801(2)       -0-        -0-
 President/CEO                    1994      $135,000      $16,875        $15,637(2)       -0-       62,500(1)
                                  1993      $106,000                     $14,538(2)       -0-        -0-
                                                          $12,273
 Val D. Christianson              1995      $ 95,000                     $ 4,972(3)       -0-        -0-
 Vice President                   1994      $ 93,500      $26,261        $ 4,370(3)       -0-       31,250(1)
                                  1993      $ 78,100                     $ 4,191(3)       -0-        -0-

 Que H. Christensen               1995      $ 95,000      $10,688        $ 4,439(4)       -0-        -0-
 Chief Financial Officer          1994      $ 90,000                     $ 3,808(4)       -0-       31,250(1)
                                  1993      $ 72,400      $16,289        $ 3,638(4)       -0-        -0-

                                                          $18,157

                                                                  $
                                                            8,188
                                                                  $
                                                            9,363

                                                          $16,642


     (1) These Options were granted under the Company's 1995 Employee Stock Option Plan. These options are not exercisable until such time as the Company's cumulative before-tax income, commencing February 22, 1995, totals $1,500,000. No SAR's have been granted by the Company.

     (2) Other compensation included health insurance, vehicle income and life insurance premiums paid for a split dollar life insurance policy. For 1996, other compensation also included $819 contributed by the Company to Mr. Robinson's 401(k) account.

     (3) Other compensation included health insurance and vehicle income. For 1996, other compensation also included $566 contributed by the Company to Mr. Christianson's 401(k) account.

     (4) Other compensation consisted of health insurance premiums. For 1996, other compensation also included $550 contributed by the Company to Mr. Christensen's 401(k) account.

Stock Options

     During the year ended September 30,1996, there were no stock options granted to the executive officers. The following table sets forth certain information in connection with stock option grants during the year ended September 30, 1995, to each of the named executive officer.

               Options Grants in the Year Ended September 30, 1995

                                           Percentage
                      Number of            of Total           Exercise or
                      Securities           Options Granted    Base Price
                      Underlying           to Employees in    Per Share     Expiration
Name                  Options Granted (#)  Fiscal Year        ($)           Date
James E. Robinson     62,500(1)            42%                $4.00         2/23/2000
Val Christianson      31,250(1)            21%                $4.00         2/23/2000
Que H. Christensen    31,250(1)            21%                $4.00         2/23/2000


     (1) Consists of stock options granted on February 24, 1995, under the Company's 1995 Employee Stock Option Plan.

     The following table sets forth information concerning the number and value of options held at September 30, 1996 by each of the named executive officers. No options held by such executive officers were exercised during 1996.

                       Option Values at September 30, 1996

                      Number of Unexercised            Value of Unexercised
                           Options at                 In-the-Money Options
                     September 30, 1996 (#)        At September 30, 1996($)(1)
Name                Exercisable  Unexercisable     Exercisable    Unexercisable
James E. Robinson     62,500         -0-            $ 23,438           -0-
Val Christianson      31,250         -0-            $ 11,719           -0-
Que H. Christensen    31,250         -0-            $ 11,719           -0-

     (1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on September 30, 1995 exceed the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the NASD SmallCap Market on September 30, 1996. The price per share was $4.38.

1995 Employee Stock Purchase Plan

     On November 6, 1995, the Company's Board of Directors adopted, subject to shareholder approval, the Company's 1995 Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At December 15, 1996, 2,081 shares of common stock had been purchased under the plan.

1995 Employee Stock Option Plan

     On February 24, 1995, the Company's Board of Directors adopted, subject to shareholder approval, the Company's 1995 Stock Option Plan (the "Plan") which provides for the issuance of a maximum 312,500 pursuant to the exercise of options granted under the Plan. The Options granted under the Plan may be Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Plan is administered by the Board of Directors Compensation Committee. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. Options to purchase 150,000 shares of stock, have been granted.

Compensation of Directors

     The Company's non-employee directors are paid $500 for each Board of Directors meeting attended or $400 for each Committee Meeting attended. On February 24, 1995, the Company adopted, subject to shareholder approval, the 1995 Non-Employee Director's Stock Option Plan. The Plan provides that each non-employee director who was a director as of February 24, 1995, or who became a director thereafter, was and will be issued an option to purchase 5,000 shares of the Company's common stock at $4.00 per share (calculated the 1-for-4 reverse stock split effected on December 4, 1995). Additionally, each non-employee director is automatically granted an option to purchase (1,500 shares calculated after the 1-for-4 reverse split) at market prices on April 1st of each year commencing April 1, 1996. No initial options granted by the Company under this plan in 1995 may be exercised until the Company achieves cumulative before-tax income of $1,500,000, commencing February 22, 1995.

Employment Agreements

     The Company is currently a party to the following Employment Agreements:

     James E. Robinson. On May 3, 1995, the Company entered into an Employment Agreement with its President/CEO, James E. Robinson. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Robinson upon thirty day written notice. The Agreement provides for a base annual salary of $150,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment.

     Val D. Christianson. On May 3, 1995, the Company entered into an Employment Agreement with its Vice President, Val D. Christianson. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Christianson upon thirty day written notice. The Agreement provides for a base annual salary of $95,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment.

     Que H. Christensen. On May 3, 1995, the Company entered into an Employment Agreement with its Chief Financial Officer, Que H.. Christensen. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Christensen upon thirty day written notice. The Agreement provides for a base annual salary of $95,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock beneficially owned as of January 10, 1996 by: (1) each officer and director of the Company; (including the officers and directors of
USCF) (ii) all officers and directors as a group (including the officers and directors of USCF); and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.


Name                              Amount
and Address                       and Nature                  Percent
of Beneficial                     of Beneficial               of Class(1)
Owner                             Ownership                   Ownership

James E. Robinson (2)             1,218,818                   35.74%
235 East 6100 South
Salt Lake City, UT 84107

James U. Jensen(3)                  115,917                    3.23%
420 Chipeta Way
Salt Lake City, UT 84108

Dr. Michael C. Romney(4)              8,500                     *
109 East South Temple, # 8C
Salt Lake City, UT 84111

Daniel L. Richards(5)                54,665                    1.52%
146 West 700 North
Pleasant Grove, UT 84003

Dr. Jeffrey F. Poore(6)               7,000                     *
4021 South 700 East, Suite 300
Salt Lake City, UT 84107

Jerald L. Nelson(7)                  32,564                     *
32 Algonquin Court
Wayne, PA 19087

Val Christianson(8)                 450,459                    12.55%
235 East 6100 South
Salt Lake City, UT 84107

Que H. Christensen(9)               150,161                     4.18%
235 East 6100 South
Salt Lake City, UT 84107

I-Med Shareholders(10)              404,551                    11.36%
 Share Purchase
235 East 6100 South
Salt Lake City, UT 84107

All Officers and Directors
  as a Group (8 Persons)          2,100,583                    58.54%

     Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

*        Less than 1%

     (1) As of December 15, 1996, there were 3,283,941 shares of the Company's common stock issued and outstanding. There is also outstanding options to purchase 229,492 shares of the Company's common stock which are owned by officers and directors. Additionally, there are 300,000 shares of Series "A" Preferred Stock, issued and outstanding which may be converted into 75,000 shares of common stock (which may be increased to approximately 112,360 shares of common stock). Therefore, for purposes of the above set forth chart, 3,588,433 shares are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. This amount does not include options owned by officers and directors which are not currently exercisable.

     (2) Includes (I) 22,500 shares owned of record by the five children of Mr. Robinson (4,500 shares each); (ii) 900,000 shares owned by J&J Medical Investments, Ltd., (iii) 341,318 shares owned of record by Mr. Robinson and (iv) 62,500 shares which may be acquired by Mr. Robinson pursuant to a stock option.

     (3) Includes 58,425 shares which are beneficially owned through the I-Med Shareholder Share Purchase Trust. The shares indicated as owned also include 50,992 shares issuable at $.40 per share underlying currently a exercisable option and 6,500 shares which may be issued pursuant to other stock options.

     (4) Includes 5,000 shares which may be acquired pursuant to a stock option which is currently exercisable.

     (5) Includes 25,606 shares owned of record and 27,559 shares beneficially owned. The shares beneficially owned are owned of record by various family members and entitles affiliated with Mr. Richards. Mr. Richards votes all of such shares. Also includes 1,500 shares which may acquired pursuant to a stock option.

     (6) Includes 6,500 shares which may be acquired pursuant to a stock option which is currently exercisable.

     (7) Includes 6,500 shares which may be issued pursuant to a stock option. 26,064 shares are owned of record by Mr. Nelson's spouse.

     (8)  Includes  (I)  241,599  shares  which  are  owned  of  record  by  Mr.
Christianson; (ii) 165,110 shares beneficially owned through the I-Med Shareholders Share Purchase Trust; and (iii) 12,500 shares owned of record by the five children of Mr. Christianson (2,500 shares each) and (iv) 31,250 shares which may be acquired pursuant to a stock option.

     (9) Includes (I) 15,000 shares owned of record by Mr. Christensen; (ii) 93,911 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; and (iii) 10,000 shares owned of record by the four children of Mr. Christensen (2,500 shares each) and 31,250 shares which may be acquired pursuant to a stock option.

     (10) The I-Med Shareholders Share Purchase Trust was established in October 1991 to purchase shares of Interwest Medical Equipment Distributors, Inc. common stock from a retiring officer/employee. The Trust's shares were exchanged for the Company's shares in connection with a merger effected February 22, 1995. The purchase price is payable in 120 monthly payments. The purchase price for the shares is funded by Trust participants who contribute monthly payments to purchase a pro-rata portion of such shares. There are currently 10 persons purchasing shares pursuant to the Trust arrangement. These persons have the right to vote the shares attributable to their pro-rata portion of the total shares being purchased from the Trust. It is anticipated that the Trust will distribute shares paid for to the Trust beneficiaries from time-to-time as requested by purchasers. Interwest Medical has guaranteed payment of the unpaid balance of the purchase price for the shares purchased by the Trust.

Security Ownership of Management

         See Item 4(a) above.

Changes in Control

         No changes in control of the Company are currently contemplated.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Acquisition of Interwest Medical Equipment Distributors, Inc.

     In February 1995, the Company issued a total of 1,952,968 shares of its common stock (calculated after the December 4, 1995 reverse split) and options to purchase 50,992 shares of its common stock (calculated after the December 4, 1995 reverse split) to the shareholders of Interwest Medical in connection with the Merger. The following table sets forth information about the shares of the Company's common stock issued in the acquisition.


                                                Company Shares
             Shareholder                        To be Owned
             James E. Robinson                    1,218,818
             Que H.  Christensen (1)                118,911
             Val D.  Christianson (2)               419,209
             James U.  Jensen (3)                   109,417
             I-MED Shareholders
             Share Purchase Trust (4)               429,552
             All other shareholders                  38,000

             Total                                1,952,968

     (1) Includes 15,000 shares which were owned of record by Mr. Christensen, 10,000 shares owned of record by his children and 93,911 shares owned by the I-Med Shareholder Purchase Trust.

     (2) Includes 241,559 shares which were owned of record by Mr. Christianson, 165,110 shares which were beneficially owned through the I-MED Shareholders Share Purchase Trust and 12,500 shares owned of record by his five children.

     (3) Includes 58,425 shares which were owned through the I-Med Shareholder Share Purchase Trust. This also includes 50,992 shares underlying an option.

     (4) The I-Med Shareholders Share Purchase Trust was established in October 1991 to purchase 77,500 shares of Interwest Medical common stock from a retiring officer/employee. The purchase price for all of such shares was $305,000 of which $5,000 was paid at the time of closing and $300,000 was payable in 120 monthly payments. The purchase price for the shares is funded by Trust participants who contribute monthly payments to purchase a pro-rata portion of such shares. There are currently 10 persons purchasing shares pursuant to the Trust arrangement. These persons have the right to vote the shares attributable to their pro-rata portion of the total shares being purchased by the Trust. The shares purchased by the Trust are currently allocated to the following persons:

                  Trust Participants                   Shares
                  Val D. Christianson                 165,110
                  Que H. Christensen                  118,911
                  James U. Jensen                      58,425
                  Doug Wankier                         28,805
                  Ray Denos                            11,684
                  Ray Richens                          11,684
                  Charolette Brewer                     5,432
                  William F. Cafferty                  17,116
                  Jodie Hanson                         19,455
                  Roger Spade                           5,432

     The Trust was the initial record owner of the shares of the Company's Common Stock issued in the Merger but it is anticipated that the Trust will distribute shares paid for to the Trust beneficiaries from time-to-time as requested by purchasers. The above listed persons will be the beneficial owners of such shares. Interwest Medical has guaranteed payment of the unpaid balance of the purchase price for the shares purchased by the Trust.

Other Transactions

     On September 29, 1995, the Company sold a parcel of real property consisting of approximately 33 acres located in Utah County, State of Utah, to American Springs Development Company, an affiliate of Daniel L. Richards. Mr. Richards is, and has been since 1990, a director of the Company. The total sales price for the property was $1,050,000. The sales price was paid as follows: (I) $300,000 cash; (ii) $20,000 by Mr. Richards transferring some of his shares of the Company's common stock to the Company for cancellation; (iii) $10,000 by Mr. Richards transferring an option to purchase shares of the Company's common stock to the Company for cancellation; and (iv) $720,000 by way of a promissory note secured by the property. The note is payable in full on or before March 31, 1997. As of December 15, 1996, the principal balance of the note was $$299,560.

Parents of Company

     The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     A. The Exhibits which are filed with this Report or which are incorporated herein be reference are set forth in the Exhibits Index which appears on page 36.

     B. The Company filed no Form 8-K during the last quarter of the fiscal year ended September 30, 1995.

Exhibits to Form 10-KSB
                                                                   Sequentially
  Exhibit                                                           Numbered
  Number    Exhibit                                                   Page


   2.1      Agreement and Plan of Merger -                            N/A
            Interwest Medical Equipment Distributors, Inc.
            effective February, 1995.
            (Incorporated by reference to Form 8-K filed
            February 1995)

   2.2      Agreement and Plan of Merger -                            N/A
            Mt Rehabilitation Services
            May 1995  (Incorporated by reference
            to Form 8-K dated May 1995)

   3.1      Amended and Restated Articles of Incorporation*           N/A

   3.2      Bylaws*                                                   N/A

  10.1      Form of 1995 Stock Option Plan*                           N/A

  10.2      Form of 1995 Non-Employee Directors'
            Stock Option Plan*                                        N/A

  10.3      Form of 1995 Stock Purchase Plan*                         N/A

  10.4      Employment Agreement - James E. Robinson*                 N/A

  10.5      Employment Agreement - Val D. Christianson*               N/A

  10.6      Employment Agreement - Que H. Christensen*                N/A

  10.7      Loan Documentation*                                       N/A

  11.1      Earnings per Share Calculation                           _____

  21.1      Subsidiaries of Registrant                               _____

  23.1      Consent of Independent Accountant                        _____

     *Incorporated by reference to Form 10-KSB for year ended September 30, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Interwest Home Medical, Inc.


Date: December 27, 1996                    By/s/ James E. Robinson
                                             James E. Robinson
                                             Chief Executive Officer

Date: December 27, 1996                    By/s/ Que H. Christensen
                                             Que H. Christensen
                                             Secretary/Treasurer
                                             Principal Financial Officer

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                 Date

/s/ James E. Robinson               CEO/Director       December 27, 1996
James E. Robinson

/s/ James U. Jensen                 Director           December 27, 1996
James U. Jensen

/s/ Dr. Michael C. Romney           Director           December 27, 1996
Dr. Michael C. Romney

/s/ Daniel L. Richards              Director           December 27, 1996
Daniel L. Richards

/s/ Dr. Jeffrey F. Poore            Director           December 27, 1996
Dr. Jeffrey F. Poore

/s/ Jerald L. Nelson                Director           December 27, 1996
Jerald L. Nelson