Form 10QSB
period 1996-12-31
INTERWEST HOME MEDICAL INC
filed 1997-02-18
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                             ------------


                                     FORM 10-QSB
                                             ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended December 31, 1996

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           Commission file number 0-14189
                                             ------------



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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
 .

Common Stock outstanding at December 31, 1996 -3,283,941 shares of no par value Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                            INTERWEST HOME MEDICAL, INC.


                      For the Quarter Ended December 31, 1996.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements:
       Condensed Consolidated Balance Sheet--December 31, 1996.              3
       Condensed Consolidated Statements of Income--for the three months
         ended December 31, 1996 and 1995......................              5
       Condensed Consolidated Statements of Cash Flows--for the
         three months ended December 31, 1996 and 1995..........             6
       Notes to Condensed Consolidated Financial Statements....              8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................           9



                            PART II - OTHER INFORMATION
                                                                         Page

Item 1.  Legal Proceedings                                                11
Item 2.  Changes in Securities                                            11
Item 3.  Defaults Upon Senior Securities                                  11
Item 4.  Submission of Matters to a Vote of Security Holders              11
Item 5.  Other Information                                                11
Item 6(a)Exhibits                                                         11
Item 6(b)Reports on Form 8-K                                              11

                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                 December 31, 1996




      Assets                                                  1996

Current assets:
  Cash and cash equivalents                            $   277,181
  Marketable Securities                                     47,700
  Accounts receivable (net of allowance for
      doubtful accounts of $345,166)                     4,985,937
  Current portion of long-term receivable                  308,109
  Accrued Interest                                          17,898
  Inventory                                              2,636,987
  Current deferred tax asset                                96,000
  Deposits and prepaid expense                              38,042
                                                   ---------------

            Total current assets                         8,407,854

Note receivable                                            267,638
Investment in undeveloped real estate                      332,234
Investment in office buildings (net of
  accumulated depreciation of $153,177)                    458,939
Property and equipment - net                             3,597,071

Intangible assets (net of accumulated
      amortization of $160,086)                          3,990,825

Other assets                                               131,291
                                                  ----------------









                                                       $17,185,852
                                                       ===========

Liabilities and Stockholders' Equity                          1996


Current liabilities:
  Checks written in excess of cash in bank             $   489,145
  Current  portion of long-term debt                     1,082,178
  Notes payable                                          2,869,777
  Accounts payable                                       1,205,897
  Accrued expenses                                         310,941
  Income taxes payable                                      29,855
                                                        ----------

      Total current liabilities                          5,987,793

Deferred income taxes                                      259,000

Long-term debt                                           4,881,094
                                                         =========

      Total liabilities                                 11,127,887

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,  300,000
      shares issued and outstanding                          3,000
  Common stock, no par value, 50,000,000  shares
      authorized, 3,283,941 shares issued
      and outstanding                                    1,894,002
  Additional paid-in capital                               447,000
  Retained earnings                                      3,713,963
                                                      ------------

      Total stockholders' equity                         6,057,965
                                                      ------------

                                                       $17,185,852
                                                       ===========

                            INTERWEST HOME MEDICAL, INC.

                     Condensed Consolidated Statement of Income



                                              Three months ended December 31.

                                                       1996        1995



Revenue:

 Net sales                                        $3,259,042   2,911,169
 Net rental income                                 2,123,119   1,654,506
                                                 -----------   ---------

       Total revenue                               5,382,161   4,565,675

Cost of sales and rental                           2,195,008   1,845,652
                                                   ---------   ---------

       Gross profit                                3,187,153   2,720,023
                                                   ---------   ---------

Operating expenses                                 2,896,213   2,467,045
                                                   ---------   ---------

       Income from operations                        290,940     252,978

Other income (expense):
   Interest expense                                 (160,689)    (81,682)
   Interest income                                     8,272      11,657
  Other                                             (14,750)       (475)
                                                    --------   ---------

       Income before taxes                           123,773     182,478

Income taxes                                          13,500      28,500
                                                      ------      ------

       Net income                                   $110,273     153,978
                                                    ========     =======

       Net income per share                            $0.03        0.05
                                                       =====        ====
       Average number of shares
            outstanding                            3,328,000   3,211,000
                                                   =========   =========

                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                   Three Months Ended December 31, 1996 and 1995



Cash flows from operating activities:             1996              1995
                                                  ----              ----


  Reconciliation of net income to net cash
     provided by operating activities:
     Net income                                $110,273           153,978
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           258,789           187,213
        Bad debt expense                        (11,454)           10,197
        (Increase) decrease in:
         Accounts receivable                   (181,849)         (560,800)
         Current portion of notes receivable     56,304           210,000
         Inventories                            126,950           (23,319)
         Prepaid expenses                        36,245           (89,272)
         Other assets                           (22,200)           (7,386)
         Intangible assets                        -                (8,840)
        Increase (decrease) in:
         Checks written in excess of
            cash in bank                          6,693           558,190
         Current portion of long-term debt       (2,087)
         Accounts payable                      (279,008)         (199,709)
         Accrued expenses                       (22,120)          108,099
         Income tax payable                      13,500          (103,811)
                                               --------          ---------

              Net cash provided by
              operating activities               90,036           234,540
                                               --------           -------

Cash flows from investment activities:
  Cash used in acquisition                      (30,000)            -
  Capital expenditures                          (96,746)         (207,853)
  Increase in long-term receivable              (71,294)            -
                                               ---------  -----------

              Net cash used in
              investing activities             (198,043)         (207,853)
                                               ---------         ---------

                            INTERWEST HOME MEDICAL, INC.

                   Three Months Ended December 31, 1996 and 1995


                                                  1996              1995
                                                  ----              ----


Cash flows from financing activities:
  Net proceeds from notes payable               115,833           134,440
  Principal payments on long-term debt         (269,909)         (423,498)
                                               ---------         ---------
              Net cash provided from
              (Used in) financing activities   (154,076)         (289,058)
                                               ---------         ---------
              Net (decrease) increase
              in cash                          (262,083)         (262,371)

Cash, beginning of period                       539,264           578,362
                                               ---------         ---------
Cash, end of period                           $ 277,181           315,991
                                               =========         =========


Supplemental schedule of non-cash investing and financing activities

         During the three months ended December 31, 1996, the Company acquired certain assets and assumed certain liabilities from companies in Colorado. The purchased net assets were funded by bank debt and cash. The assets purchased consisted of the following:

         Accounts receivable                  $ 88,137
         Capital equipment                     558,550
         Intangible assets                   1,104,943
         Capital leases                      (241,630)
                                             ---------

            Net assets purchased             1,510,000
            Less amount financed with debt   1,480,000
                                             ---------
            Net cash investment           $     30,000
                                          ============

                          INTERWEST HOME MEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the three month periods ended December 31, 1996 and 1995. The resultof operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

(2) Income per common share is based on the weighted average number of shares outstanding during the period.

PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Interwest Home Medical, Inc. (IHOM) is primarily engaged in the business of selling and renting medical equipment and supplies, primarily to the home medical care market. IHOM currently employs approximately 235 individuals at twenty-three (23) retail locations. IHOM also services and customizes wheelchairs. It also customizes vans and other motor vehicles for use by wheelchair bound persons.

Financial Condition

      The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. Expansion into new geographic markets results in increased accounts receivable, inventory and equipment balances. For the three month months ended December 31, 1996, net cash provided by operating activities was $90,036 as compared to $234,540 for the three months ended December 31, 1995, a decrease of $144,504 or 62%. The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions. At December 31, 1996, the Company had total assets of $17,185,852 and shareholders equity of $6,057,965 compared to total assets of $15,788,961 and shareholders equity of $5,947,692 at September 30, 1996, the Company's last fiscal year end. This 9% increase in assets is primarily the result of increase in accounts receivable, capital assets and intangible asset from acquisition activities. The 3% increase in shareholder equity is primarily the result of operations.

      On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price of $4.28 within 180 days. The $100,000 option fee will be credited towards the purchase price of shares subsequently purchased by the investors. On February 5, 1996, the investors exercised part of their option by paying an additional $350,000 to the Company. The investors are entitled to warrants equal to shares acquired during the first 90 days of the options agreement.


      At December 31, 1995, the Company's working capital was $2,420,061 compared to $2,453,014 at September 30, 1996, an decrease of 1%.

      The Company had capital expenditures of $96,746 for the three months ended December 31, 1996 compared to $207,853 for the same period ended December 31, 1995.

      During the last two years, IHOM has had a plan of operation which included the acquisition of other companies which are engaged in similar lines of business. The Company intends to continue with the IMED acquisition plan. Its management continues to have acquisition discussions with several companies.

Management has entered into an agreement to acquire the assets of a company which they anticipates closing prior to the end of the second quarter.

      At September 30, 1996, the Company had outstanding long term and short term loans payable in the amount of $7,265,496 compared to $8,833,049 at December 31, 1996. This increase was primarily due to new borrowings to fund acquisitions.


Results of Operations

      The Company's revenues are primarily attributed to the sale and rental of medical equipment and products. The following results of operations is primarily a comparison of the operations of IHOM for the periods ended December 31, 1996 and December 31, 1995.

      Sale and Rental Revenue. The Company's revenue is comprised from both the sale and rental of equipment and products. For the three month period ended December 31, 1996, 61% of total revenues were derived from sales with the remaining revenue derived from rental activity. This compares to 64% for the three month period ended December 31, 1995. Total revenues for the three months ended December 31, 1996 were $5,382,160 an increase of approximately 18% over the three month period ended December 31, 1995. The increase was primarily attributed to revenues generated by the companies acquired by IMED during 1996.

      Costs of sales and rentals were approximately 41% and 40% for the three month period ended December 31, 1996 and 1995. Increase in cost of sales and rentals was primarily due to vendor price increases without corresponding increases in reimbursement due to managed care and contractual relationships.

      Operating Expenses. Operating expenses for the three month periods ended December 31, 1996 and 1995 were 54% of total sales. Total operating expenses at December 31, 1996 were $2,896,213, an increase of approximately 17% over the three months ended December 31, 1995. The increase is primarily due to acquisition cost, corresponding increase in revenues and costs associated with two start-up branches. Operating expenses during the three month periods ended December 31, 1996 and 1995 were 54% of total sales.

      For the three month period ended December 31, 1996, total selling expenses were $399,466 (7% of total sales) as compared to $335,968 (7% of total sales) for the three month period ended December 31, 1995.

      Interest Expense. Total interest expense for the three month period ended December 31, 1995 was $160,689 compared to $81,682 for the three month period ended December 31, 1994. The increase was attributed to increased bank debt to fund acquisitions effected during 1996.

      Net Income. For the three month period ended December 31, 1996, the Company had net income of $110,273 compared to $153,978 for the three month period ended December 31, 1995, a decrease of approximately 28%. The decrease is primarily due to acquisition costs, losses form home elevator operations which were sold during the quarter, costs associated with two start-up branches and increased interest expense from borrowings to fund acquisitions.

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


Item 1.     Legal Proceedings.  None.

Item 2.     Changes in Securities.  None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders.  None

Item 5.     Other Information. None

Item 6(a).  Exhibits.  None.

Item 6(b)   Reports on Form 8-K.  None

                                      SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 13, 1997                 INTERWEST HOME MEDICAL, INC.



                                         By /s/ James E. Robinson
                                            James E. Robinson
                                            President
                                            Principal Executive Officer



                                         By /s/ Que H. Christensen
                                            Que H. Christensen
                                            Principal Financial Officer