Form 10QSB
period 1997-03-31
INTERWEST HOME MEDICAL INC
filed 1997-05-16
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     ------------


                                     FORM 10-QSB
                                     ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        For the quarter ended March 31, 1997

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           Commission file number 0-14189
                                     ------------



                            INTERWEST HOME MEDICAL, INC.
             (Name of Small Business Issuer as specified in its charter)

                     Utah                                 87-0402042
                 ------------                            ------------
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

Common Stock outstanding at March 31, 1997 - 3,403,427 shares of no par value Common Stock.




DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                            INTERWEST HOME MEDICAL, INC.


                        For the Quarter Ended March 31, 1997



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION

Item 1.Financial Statements:
        Condensed Consolidated Balance Sheet-- March 31, 1997.............3
        Condensed Consolidated Statements of Income--for the six and
          three months ended March  31, 1997 and 1996.....................5
             Condensed Consolidated Statements of Cash Flows--for the
              six months ended March 31, 1997 and 1996....................6
             Notes to Condensed Consolidated Financial Statements.........8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................9



                            PART II - OTHER INFORMATION

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

                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                   March 31, 1997



                                                              1997
      Assets

Current assets:
  Cash and cash equivalents                            $   161,256
  Marketable Securities                                     47,700
  Accounts receivable (net of allowance for
      doubtful accounts of $411,071)                     5,569,840
  Current portion of long-term receivable                    2,179
  Inventory                                              2,914,444
  Current deferred tax asset                                96,000
  Deposits and prepaid expense                               9,378
                                                    --------------

            Total current assets                         8,800,797

Note receivable                                            495,126
Investment in undeveloped real estate                      332,234
Investment in office buildings - net                       459,091
Property and equipment - net                             3,729,788

Intangible assets - net                                  5,175,294

Other assets                                               121,386
                                                    --------------










                                                       $19,113,716
                                                    ==============

                                                             1997
      Liabilities and Stockholders' Equity

Current liabilities:
  Checks written in excess of cash in bank             $   447,984
  Current  portion of long-term debt                     1,078,706
  Notes payable                                          3,181,436
  Accounts payable                                       1,380,599
  Accrued expenses                                         285,995
  Income taxes payable                                      29,855
                                                 -----------------

      Total current liabilities                          6,404,575

Deferred income taxes                                      259,000

Long-term debt                                           5,938,694
                                                 -----------------

      Total liabilities                                 12,602,269

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,  300,000
      shares issued and outstanding                          3,000
  Common stock, no par value, 50,000,000  shares
      authorized, 3,403,427 shares issued
      and outstanding                                    2,344,002
  Additional paid-in capital                               447,000
  Retained earnings                                      3,717,445
                                                      ------------

      Total stockholders' equity                         6,511,447
                                                      ------------

                                                       $19,113,716
                                                      ============

                            INTERWEST HOME MEDICAL, INC.

                     Condensed Consolidated Statement of Income

                   For the Periods Ended March 31, 1997 and 1996



                   Six months ended    March 31,  Three months March 31,
                               1997       1996     ended 1997     1996


Revenue:
 Net sales                $6,421,996   5,713,417   3,162,955   2,816,248
 Net rental income         4,407,550   3,538,730   2,284,431   1,870,224
                          ----------  ----------  ----------  ----------

       Total revenue      10,829,546   9,252,147   5,447,386   4,686,472

Cost of sales and rental   4,455,872   3,700,578   2,260,864   1,854,926
                          ----------  ----------  ---------- -----------

       Gross profit        6,373,674   5,551,569   3,186,522   2,831,546
                          ----------  ----------  ----------  ----------

Operating expenses         5,933,264   4,914,568   3,037,051   2,447,523
                          ----------  ----------  ----------  ----------

       Income from operations 440,410    637,001     149,471     384,023

Other income (expense):
   Interest Expense         (344,856)   (236,538)   (184,167)   (154,856)
   Interest income            32,617      28,013      24,345      16,356
                                (916)    (13,675)     13,833     (13,200)
                          -----------  ----------- -----------  ----------

       Income before taxes   127,255     414,801       3,482     232,323

Income taxes                  13,500      45,900         -        17,400
                          -----------  ----------- -----------  ----------

       Net income       $    113,755      368,901      3,482     214,923
                          ===========  =========== ===========  ==========

       Net income per share    $0.03        0.11        0.00        0.07
                               =====        ====        ====       =====
       Average number of shares
            outstanding    3,325,000   3,301,000   3,360,000   3,301,000
                           =========   =========   =========  ==========

                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                  For the Six Months Ended March 31, 1997 and 1996


                                                 1997               1996
                                                 -----              ----

Cash flows from operating activities:
  Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                 113,755           368,901
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation and amortization            634,492           369,723
       Bad debt expense                          64,451            16,816
       Loss from sale of equipment                -                 -
       (Increase) decrease in:
        Accounts receivable                    (725,396)         (684,507)
        Inventories                             (76,319)         (277,022)
        Prepaid expenses                         64,909           (42,620)
        Other assets                            (12,295)          (16,881)
        Intangible assets                         -                 1,808
        Current portion of long-term receivable 380,132           420,000
       Increase (decrease) in:
         Checks written in excess of
            cash in bank                        (34,468)          241,021
         Accounts payable                      (104,306)          (65,578)
         Accrued expenses                       (47,067)           56,350
         Income tax payable                      13,500          (124,766)
                                              -----------     --------------

              Net cash provided by
              operating activities              271,388           263,245
                                             ------------     --------------

Cash flows from investment activities:
  Collection of notes receivable                  -                 1,084
  Cash used in acquisition                     (300,068)           (6,000)
   Increase in long-term receivable            (298,785)            -
  Capital expenditures                         (412,253)         (365,656)
                                             -----------       -----------

              Net cash used in
              investing activities           (1,011,106)         (370,572)
                                           -------------       -----------

                            INTERWEST HOME MEDICAL, INC.

                  For the Six Months Ended March 31, 1997 and 1996


                                                  1997              1996
                                                  ----              ----


Cash flows from financing activities:
  Net proceeds from notes payable               427,492           147,738
  Issuance of common stock                      450,000
  Principal payments on long-term debt         (515,782)         (290,333)
                                            ------------       -----------

              Net cash provided from
              financing activities              361,710          (142,595)
                                               --------        -----------

              Net (decrease) increase
              in cash                          (378,008)         (249,922)

Cash, beginning of period                       539,264           578,362
                                              ---------          --------

Cash, end of period                           $ 161,256           328,440
                                              =========          ========


Supplemental schedule of non-cash investing and financing activities

         During the six months ended March 31, 1997, the Company acquired certain assets and assumed certain liabilities from companies operating in Utah, Colorado, Nevada and California. The assets purchase consisted of the following::

         Accounts receivable                 $ 204,399
         Inventory                              74,188
         Capital equipment                     748,791
         Intangible assets                   2,294,320
         Capital leases                     ( 241,630)
                                        --------------

            Net assets purchased             3,0800,68

            Less amount financed with debt   2,780,000

            Net cash investment           $    300,068
                                          ============

                          INTERWEST HOME MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in financial position for the six and three month periods ended March 31, 1997 and 1996. The results of operations for the six and three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Income per common share is based on the weighted average number of shares outstanding during the period.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Interwest Home Medical, Inc. (IHOM) is primarily engaged in the business of selling and renting medical equipment and supplies, primarily to the home medical care market. IHOM currently employs over 250 individuals at twenty-four
(24) branch operations.

Financial Condition

      The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. Expansion into new geographic markets results in increased accounts receivable, inventory and equipment balances. For the six months ended March 31, 1997, net cash provided by operating activities was $271,388 as compared to $263,245 for the six months ended March 31, 1996, as increase of $8,143 or 3%. The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions. At March 31, 1997, the Company had total assets of $19,113,716 and shareholders' equity of $6,511,447 compared to total assets of $15,788,962 and shareholders' equity $5,947,692 at September 30,1996, the Company's last fiscal year end. This 21% increase in assets is primarily the result of increases in accounts receivable , capital assets and intangible assets from acquisition activities. The 9.5% increase in shareholders' equity is primarily the result of a private investor group exercising an option to purchase $450,000 of common stock at a price of $4.28 a share.

      At March 31, 1997, the Company's working capital was $2,396,222 compared to $2,453,014 at September 30, 1996, a decrease of 2%. The decrease is primarily due to cash used in funding acquisitions and increases in borrowing under the Company's revolving line of credit to fund operations.

      The Company had capital expenditures of $412,253 for the six months ended March 31, 1997 compared to $365,65 for the same period ended March 31, 1996. Capital expenditures are primarily for purchasing rental equipment used to generate rental revenue.

      During the last two years, IHOM has had a plan of operation which included the acquisition of other companies which are engaged in similar lines of business. The Company intends to continue with the acquisition plan. Its management continues to have acquisition discussions with several companies.

      At March 31, 1997, the Company had outstanding long term and short term loans payable in the amount of $10,198,836 compared to $7,265,496 at September 31, 1996. This 40% increase was primarily due to $2.8 million in new borrowing to fund acquisitions and capital leases assumed in an acquisition transaction.

      The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions.


Results of Operations

      The Company's revenues are primarily attributed to the sale and rental of medical equipment and products. The following results of operations are primarily a comparison of the operation of IHOM for the six and the three month periods ended March 31, 1997 and 1996.

      Sale and Rental Revenue. The Company's revenue is comprised from both the sale and rental of equipment and products. For the six month period ended March 31, 1997, sales and rental revenues were 60% and 40% , respectively, of total revenues. This compares to 62% and 38% for the six month period ended March 31, 1996. Sales and rental revenue for the three month period ended March 31, 1997 were 59% and 41% compared with 60% and 40% for the three month period ended March 31, 1996. Total revenues for the six and three month periods ended March 31, 1997 were $10,829,546 and $5,447,386, an increase of 17% and 16% over the same six and three month periods ended March 31, 1996.

      Costs of sales and rentals were approximately 41% and 40% for the six month periods ended March 31, 1997 and 1996. This increase is primarily due to continued pressure on costs of products sold and rented.

      Operating Expenses. Operating expenses, including general and administrative expenses, for the six and three month periods ended March 31, 1997 and 1996 were 55% and 53% of total sales. The increase was primarily due to cost incurred integrating acquired offices and personnel into existing locations. The Company incurred integration costs related to relocation of acquired companies, closing duplicate office and personnel costs. Cost related to a startup location also contributed to increased operating expenses.

      For the six month period ended March 31, 1997, total operating expenses, including general and administrative expenses, were $5,933,264 as compared to $4,914,568 for the six month period ended March 31, 1996. For the six month period ended March 31, 1997, total selling expenses were $791,086 (7% of total sales) as compared to $658,475 (7% of total sales) for the six month period ended March 31, 1996.

      Interest Expense. Total interest expense for the six month period ended March 31, 1997 was $344,856 compared to $236,538 for the six month period ended March 31, 1996. The increase was attributed to increased bank debt to fund acquisitions effected during 1996.

      Net Income. For the six month period ended March 31, 1997, the Company had net income of $113,755 compared to $368,901 for the six month period ended March 31, 1996, a decrease of approximately 69%. Net income for the three month period ended March 31, 1997 was $3,482 compared to $214,923 for the three month period ended March 31, 1996, a decrease of 98%. The decrease is primarily due to integration costs of acquisitions completed during the first quarter of fiscal 1997.

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (I) the failure to obtain additional capital for acquisitions and expansion; (ii) adverse changes in federal and state laws, rules and regulations relating to the home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; and (iii) continued consolidation by the Company's local, regional and national competitors resulting in increased competition.

Inflation

      The Company's business and operations have not been materially affected by inflation during the past year and the current fiscal year.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security Holders. On March 27, 1997, the Company held its Annual Shareholders Meeting. The following proposals were considered and ratified:

         1. Election of the Board of Directors
                  Nominees                   For     Against       Abstain
            a.    James E. Robinson    2,283,956       8,064       293,118
            b.    Dr. Jeffrey F. Poore 2,283,956       8,064       293,118
            c.    Jerald L. Nelson     2,278,863      13,157       293,118
            d.    James U. Jensen      2,283,413       8,607       293,118

Item 5.  Other Information.  None.

Item 6(a)Exhibits.  None.

Item 6(b)Reports on Form 8-K.  None.

                                     SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 1997

INTERWEST HOME MEDICAL, INC.




  By /s/ James E. Robinson
       James E. Robinson
       President
       Principal Executive Officer



  By /s/ Que H. Christensen
       Que H. Christensen
       Principal Financial Officer