Form 10QSB
period 1997-06-30
INTERWEST HOME MEDICAL INC
filed 1997-08-15
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-QSB
                                    ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         For the quarter ended June 30, 1997

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

Common Stock outstanding at June 30, 1997 - 3,401,109 shares of no par value Common Stock.




DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                            INTERWEST HOME MEDICAL, INC.


                         For the Quarter Ended June 30, 1997



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                        Page of
                                                                      Form 10-Q

Item 1.  Financial Statements:
      Condensed Consolidated Balance Sheet--June 30, 1997.....              3
      Condensed Consolidated Statements of Income--for the nine months
       and three months ended June 30, 1997 and 1996..........              5
      Condensed Consolidated Statements of Cash Flows--for the
       nine months ended June 30, 1997 and 1996...............              6
      Notes to Condensed Consolidated Financial Statements....              8

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...............................              9



                            PART II - OTHER INFORMATION
                                                                        Page

Item 1.  Legal Proceedings                                               11

Item 2.  Changes in Securities                                           11

Item 3.  Defaults Upon Senior Securities                                 11

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 5.  Other Information                                               11

Item 6(a)Exhibits                                                        11

Item 6(b)Reports on Form 8-K                                             11

                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                   June 30, 1997




      Assets                                                  1997

Current assets:
  Cash and cash equivalents                                $ 199,514
  Marketable securities                                       47,700
  Accounts receivable (net of allowance for
       doubtful accounts of $407,796)                      5,825,153
  Current portion of long-term receivable                    644,562
  Accrued Interest                                            11,250
  Inventory                                                3,042,740
  Current deferred tax asset                                  96,000
  Deposits and prepaid expenses                               63,093
                                                       -------------

             Total current assets                          9,287,629


Note receivable                                              352,136
Investment in undeveloped real estate                        124,934
Investment in office buildings - net                         454,021
Property and equipment - net                               3,839,572
Intangible assets - net                                    5,148,816


Other assets                                                 186,313
                                                       -------------






                                                         $20,035,804
                                                       =============

Liabilities and Stockholders' Equity                          1997


Current liabilities:
  Checks written in excess of cash in bank             $   622,653
  Current  portion of long-term debt                     1,078,706
  Notes payable                                          2,899,991
  Accounts payable                                       1,746,485
  Accrued expenses                                         415,660
  Income taxes payable                                      88,056
                                                    --------------

      Total current liabilities                          6,851,550
                                                    --------------

Deferred income taxes                                      259,000

Long-term debt                                           5,581,469

      Total liabilities                                 12,692,019

Commitments and contingencies                                 -

Stockholders' equity:
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,  300,000
      shares issued and outstanding                          3,000
  Common stock, no par value, 50,000,000  shares
      authorized, 3,401,109 shares issued
      and outstanding                                    2,394,002
  Additional paid-in capital                               447,000
  Retained earnings                                      4,449,783
                                                     -------------

      Total stockholders' equity                         7,343,785
                                                     -------------






                                                       $20,035,804
                                                     =============

                            INTERWEST HOME MEDICAL, INC.

                     Condensed Consolidated Statement of Income



                          Nine months ended June 30,Three months ended June 30,
                               1997        1996        1997        1996


Revenue:
 Net sales                $9,976,205   9,029,866   3,554,209   3,316,449
 Net rental income         6,852,898   5,471,434   2,445,348   1,932,704
                         -----------  ----------   ---------   ---------

       Total revenue      16,829,103  14,501,300   5,999,557   5,249,153

Cost of sales and rental   6,895,157   5,919,965   2,439,285   2,219,387
                           ---------   ---------   ---------   ---------

       Gross profit        9,933,946   8,581,335   3,560,272   3,029,766
                           ---------   ---------   ---------   ---------

Operating expenses         8,994,519   7,562,254   3,061,255   2,647,686
                           ---------   ---------   ---------   ---------

  Income from operations     939,427   1,019,081     499,017     382,080

Other income (expense):
   Interest expense         (556,579)   (367,640)   (211,723)   (131,102)
        Interest income       68,910      64,543      36,293      36,531
  Other                      (14,858)    (11,785)    (13,942)      1,890
  Gain on sale of asset      575,193           -     575,193           -
                           ---------   ----------  ----------  -----------

  Income before taxes      1,012,093     704,199     884,838     289,399

Income taxes                 116,000     109,850     102,500      63,951
                          ----------     -------     -------      ------

  Net income             $   896,093     594,349     782,338     225,448
                          ==========   =========     =======   =========

  Net income per share         $0.26        0.17        0.23        0.07
                               =====        ====        ====        ====
  Average number of shares
       outstanding         3,350,000   3,406,000   3,400,000   3,406,000
                           =========   =========   =========   =========

                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                      Nine Months Ended June 30, 1997 and 1996



Cash flows from operating activities:             1997              1996
                                                  ----              ----


  Reconciliation  of net  income to net cash
    provided  by (used  in)  operating
     activities:
     Net income                                $896,093           594,349
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           981,645           578,017
        Bad debt expense                         51,176            31,929
        Gain from sale of undevel.real estate  (536,304)          -
        (Increase) decrease in:
         Accounts receivable                   (967,434)         (775,468)
         Inventories                           (204,615)         (623,614)
         Prepaid expenses                        11,194           (22,970)
         Other assets                           (77,222)          (26,154)
         Intangible assets                         -               13,913
         Accrued interest                       (11,250)           (8,511)
         Current portion of long term receiv.   136,952             -
      Increase (decrease) in:
       Checks written in excess of cash in bank 140,201             -
         Accounts payable                       261,580            20,490
         Accrued expenses                        82,599           (35,956)
         Income tax payable                      71,701           (64,310),


              Net cash provided by
              (used in ) operating activities   836,316          (318,285)
                                                -------          ---------

Cash flows from investment activities:
  Collection of notes receivable                  -                 1,631
  Cash used in acquisition                     (300,068)           (6,000)
  Capital expenditures                         (837,643)         (551,848)
  Proceeds from sale of undeveloped real estate 188,605           420,000
                                                -------          ---------

              Net cash used in
              investing activities             (949,106)         (136,217)
                                               ---------         ---------

                            INTERWEST HOME MEDICAL, INC.

                      Nine Months Ended June 30, 1997 and 1996


                                                  1997              1996
                                                  ----              ----


Cash flows from financing activities:
  Net proceeds from notes payable               146,047           714,428
  Issuance of common stock                      500,000               -
  Principal payments on long-term debt         (873,007)         (459,830)
                                               ---------         ---------

              Net cash provided from
              (Used in) financing activities   (226,960)          254,598
                                               ---------          -------

              Net (decrease) increase
              in cash                          (339,750)         (199,904)

Cash, beginning of period                       539,264           578,362
                                                -------          --------

Cash, end of period                          $  199,514           378,458
                                             ==========         =========



Supplemental schedule of non-cash investing and financing activities

         During the nine months ended June 30, 1997, the Company acquired certain assets and assumed certain liabilities from companies operating in Utah, Colorado, Nevada and California. The assets purchased consisted of the following:

         Accounts receivable                                    $ 204,399
         Inventory                                                 74,188
         Capital equipment                                        748,791
         Intangible assets                                      2,294,320
         Capital leases                                          (241,630)

            Net assets purchased                                3,080,068
            Less amount financed with debt                      2,780,000

            Net cash investment                                $  300,068
                                                               ----------


         During the nine months ended June 30, 1997, the Company received a $555,000 note receivable in connection with the sale of undeveloped real estate.

                          INTERWEST HOME MEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the nine and three month periods ended June 30, 1997 and 1996. The results of operations for the nine and three months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Income per common share is based on the weighted average number of shares outstanding during the period. The earnings per share and fully diluted earnings per share are the same for all periods presented.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Interwest Home Medical, Inc. (IHOM) is primarily engaged in the business of selling and renting medical equipment and supplies, primarily to the home medical care market. IHOM currently employs over 250 individuals at twenty-four
(24) branch operations.

Financial Condition

      The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. Expansion into new geographic markets resulted in increased accounts receivable, inventory and equipment balances. For the nine months ended June 30, 1997, net cash provided by operating activities was $836,316 as compared to cash used in operating activities in the amount of $318,285 for the nine months ended June 30, 1996, which is an increase of $1,154,601. The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions. At June 30, 1997, the Company had total assets of $20,035,804 and shareholders' equity of $7,343,785 compared to total assets of $15,788,961 and shareholders' equity of $5,947,692 at September 30, 1996, the Company's last fiscal year end. This 27% increase in assets is primarily the result of increases in accounts receivable, capital and intangible assets from acquisition activities. The 23% increase in shareholders' equity is primarily the result of a private investor group exercising an option to purchase $500,000 of common stock at a price of $4.28 per share in addition to earnings of $896,093 for the nine months ended June 30, 1997.

       At June 30, 1997, the Company's working capital was $2,436,079 compared to $2,453,014 at September 30, 1996, a decrease of 1%. The decrease is primarily due to cash used in funding acquisitions, increases in borrowing under the Company's revolving line of credit to fund operations and increases in accounts payable. At June 30, 1997, the Company had total current assets of $9,287,629 and current liabilities of $6,851,550 compared to current assets of $8,607,996 and current liabilities of $6,154,982 at September 30, 1996.

      The Company had capital expenditures of $837,643 for the nine months ended June 30, 1997 compared to $551,848 for the same period ended June 30, 1996. Capital expenditures are primarily for purchasing rental equipment used to generate increased rental revenues and service customers from exclusive managed care contracts.

      During the last two years, IHOM has had a plan of operations which included the acquisition of other companies which are engaged in similar lines of business. The Company intends to continue with the acquisition plan. Management continues to have acquisition discussions with several companies.

      At June 30, 1997 the Company had outstanding long term and short term loans payable in the amount of $9,560,166 compared to $7,265,496 at September 30, 1996. The 32% increase was primarily due to $2.8 million in new borrowing to fund acquisitions partially offset by principal payments of notes payable.

      At June 30, 1997, the Company had notes receivable of $996,698 compared to $578,652 at September 30, 1996. Notes receivable originated from the sale of undeveloped real estate and an apartment building. The $418,046 increase is primarily due to a $555,000 note receivable from the sale of undeveloped real estate during the three month period ended June 30, 1997.

      The Company has sufficient capital for its current operations but may be required to obtain additional capital for use in future acquisitions.

Results of Operations

      The Company's revenues are primarily attributed to the sale and rental of medical equipment and products. The following results are a comparison of the operations of IHOM for the nine and three month periods ended June 30, 1997 and 1996.

      Sale and Rental Revenue. The Company's revenues are derived from both the sale and rental of equipment and products. For the nine month period ended June 30, 1997, sales and rental revenues were 59% and 41%, respectively, of total revenues. This compares to 62% and 38% for the nine month period ended June 30, 1996. Sales and rental revenues for the three month period ended June 30, 1997 were 59% and 41% compared with 63% and 37% for the three month period ended June 30, 1996. Total revenues for the nine and three month periods ended June 30, 1997 were $16,829,103 and $5,999,557, an increase of approximately 16% and 14% over the nine and three month periods ended June 30, 1996. The increases were primarily attributed to revenues generated by the companies acquired during 1996 and 1997 and continued strong same store growth. Continued growth in sales is not indicative of future performance.

      Costs of sales and rentals were approximately 41% of revenues for the nine month periods ended June 30, 1997 and 1996. For the three month periods ended June 30, 1997 and 1996, costs of sales and rentals were 41% and 42% of total revenues. The decrease is primarily due to increased rental revenues which provide increased margins.

     Operating Expenses. Operating expenses during the nine month periods ended June 30, 1997 and 1996 were 53% and 52% of total sales. Total operating expenses increased from 50% to 51% of total revenue for the three month periods ended June 30, 1997 and 1996. The Company incurred integration costs related to relocation of acquired companies, closing duplicate offices and personnel costs.

      For the nine month period ended June 30, 1997, total operating expenses, including general and administrative expenses, were $8,994,519 as compared to $7,562,254 for the nine months ended June 30, 1996. For the nine month period ended June 30, 1997, total selling expenses were $1,232,576 (7% of total sales) compared to $1,030,867 (7% of total sales) for the nine month period ended June 30, 1996.

      Interest Expense. Total interest expense for the nine and three month periods ended June 30, 1997 was $556,579 and $211,723 compared to $367,640 and $131,102 for the nine and three month periods ended June 30, 1996. The increase was attributed to increased bank debt to fund acquisitions effected during the second calendar quarter of 1997.

      Net Income. For the nine month period ended June 30, 1997, the Company had net income of $896,093 compared to $594,349 for the nine month period ended June 30, 1996, an increase of approximately 51%. Net income for the three month period ended June 30, 1997 was $782,338 compared to $225,448 for the three month period ended June 30, 1996, an increase of 247%. The increase in 1997 is primarily due to the gain on sale of undeveloped real estate.

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) the failure to obtain additional capital for acquisitions and expansion; (ii) adverse changes in federal and state laws, rules and regulations relating to the home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; and (iii) continued
consolidation by the Company's local, regional and national competitors resulting in increased competition. Government and Regulatory

      During July 1997, Congress passed a balanced budget agreement that requires a 25% reduction in Medicare oxygen reimbursement effective January 1, 1998 and an additional 5% reduction on January 1, 1999.

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


Dated: August 13, 1997

INTERWEST HOME MEDICAL, INC.




By /s/ James E. Robinson
       James E. Robinson
       President
       Principal Executive Officer





 By /s/ Que H Christensen
        Que H. Christensen
        Principal Financial Officer