Form 10QSB/A
period 1997-06-30
INTERWEST HOME MEDICAL INC
filed 1997-10-06
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-QSB/A
                                    ------------


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


                           PART I - FINANCIAL INFORMATION
                                                                        Page of
                                                                      Form 10-Q

Item 1.  Financial Statements:
      Condensed Consolidated Balance Sheet--June 30, 1997.....              3
      Condensed Consolidated Statements of Income--for the nine months
       and three months ended June 30, 1997 and 1996..........              5
      Condensed Consolidated Statements of Cash Flows--for the
       nine months ended June 30, 1997 and 1996...............              6
      Notes to Condensed Consolidated Financial Statements....              8

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...............................              9



                            PART II - OTHER INFORMATION
                                                                        Page

Item 1.  Legal Proceedings                                               11

Item 2.  Changes in Securities                                           11

Item 3.  Defaults Upon Senior Securities                                 11

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 5.  Other Information                                               11

Item 6(a)Exhibits                                                        11

Item 6(b)Reports on Form 8-K                                             11

                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                   June 30, 1997




      Assets                                                  1997

Current assets:
  Cash and cash equivalents                                $ 199,514
  Marketable securities                                       47,700
  Accounts receivable (net of allowance for
       doubtful accounts of $407,796)                      5,825,153
  Current portion of long-term receivable                    644,562
  Accrued Interest                                            11,250
  Inventory                                                3,042,740
  Current deferred tax asset                                  96,000
  Deposits and prepaid expenses                               63,093
                                                       -------------

             Total current assets                          9,930,012


Note receivable                                              352,136
Investment in undeveloped real estate                        124,934
Investment in office buildings - net                         454,021
Property and equipment - net                               3,839,572
Intangible assets - net                                    5,148,816


Other assets                                                 186,313
                                                       -------------






                                                         $20,035,804
                                                       =============

Liabilities and Stockholders' Equity                          1997


Current liabilities:
  Checks written in excess of cash in bank             $   622,652
  Current  portion of long-term debt                     1,078,706
  Notes payable                                          2,899,991
  Accounts payable                                       1,746,485
  Accrued expenses                                         415,660
  Income taxes payable                                      88,056
                                                    --------------

      Total current liabilities                          6,851,550
                                                    --------------

Deferred income taxes                                      259,000

Long-term debt                                           5,581,469

      Total liabilities                                 12,692,019

Commitments and contingencies                                 -

Stockholders' equity:
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,  300,000
      shares issued and outstanding                          3,000
  Common stock, no par value, 50,000,000  shares
      authorized, 3,401,109 shares issued
      and outstanding                                    2,394,002
  Additional paid-in capital                               447,000
  Retained earnings                                      4,499,783
                                                     -------------

      Total stockholders' equity                         7,343,785
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
                                             ==========         =========



Supplemental schedule of non-cash investing and financing activities

         During the nine months ended June 30, 1997, the Company acquired certain assets and assumed certain liabilities from companies operating in Utah, Colorado, Nevada and California. The assets purchased consisted of the following:

         Accounts receivable                                    $ 204,399
         Inventory                                                 74,188
         Capital equipment                                        748,791
         Intangible assets                                      2,294,320
         Capital leases                                          (241,630)
                                                               ----------

            Net assets purchased                                3,080,068
            Less amount financed with debt                      2,780,000

            Net cash investment                                $  300,068
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

     At June 30, 1997, the Company's working capital was $3,078,462 compared to $2,453,014 at September 30, 1996, an increase of 25%. The increase is primarily due to an increase in current notes receivable derived from real estate sales and increases in accounts receivable resulting from continued strong revenue growth from acquisition and continuing operations. At June 30, 1997, the Company had total current assets of $9,930,012 and current liabilities of $6,851,550 compared to current assets of $8,607,996 and current liabilities of $6,154,982 at September 30, 1996.

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