Form 10KSB
period 1997-09-30
INTERWEST HOME MEDICAL INC
filed 1998-01-13
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

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

      The Issuer's revenues for the fiscal year ended September 30, 1997 were $24,845,100.

      As of December 11, 1997, 4,075,045 shares of the Issuer's common stock were issued and outstanding of which 2,122,537 were held by non-affiliates. As of December 11, 1997, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the NASD's SmallCap Market System of $ 3.50) was approximately $ 7,428,879.50


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Interest Home Medical, Inc. and subsidiaries ("Interwest" or the "Company") provide a diversified range of home health care services and products. The Company currently conducts its business from twenty- four (24) retail locations in the States of Utah, Colorado, Idaho, Nevada, California and Alaska. The Company divides its products and services into three general categories:

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

      The Company's operating strategy is to expand its business operations in existing and new markets by providing high quality service and products, by focusing on high growth therapies, by aggressive marketing and by acquiring other companies engaged in similar businesses. The Company has pursued an aggressive acquisition strategy since 1994 which included fifteen (15)
acquisitions  during  the  previous  twenty-four  months.  As a  result  of such acquisitions and internal growth, Interwest Medical's operating revenues increased from $22,425,988 for the year ended, September 30, 1996 to $24,845,100 for the year ended September 30, 1997. Current industry estimates indicate that approximately half of the nation's home health care industry remains fragmented and is run by either single operators or small, local chains. These smaller providers are the Company's main competition and main acquisition opportunities. The Company plans to continue to enter new home health care markets through acquisition or start-up as competitive and pricing pressures encourage consolidation and economies of scale.

      Quality of service is emphasized throughout the Company's organization both in the hiring and training of its clinical personnel and the manner in which its home health care services are delivered. Quality assurance and training are directed and monitored by a Director of Quality Improvement, who is an experienced health care professional. Most of the Company's offices have received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized, not-for-profit organization that develops standards for various health care providers and monitors compliance with such standards. All of the Company's offices are subject to reaccreditation in 1998.

History of the Company

      From its inception in 1983 to February 1995, the Company was primarily engaged in the management of certain real estate assets. In February 1995, the Company acquired Interwest Medical Equipment Distributors, Inc., a Utah-based regional provider of Home Medical Equipment products and services since 1957, and became Interwest Home Medical, Inc.

Industry Overview

      The importance of home health care is increasing as a result of significant economic pressures within the health care industry. Total expenditures within the health care industry, which have increased at twice the rate of inflation in recent years, were approximately $1.1 trillion in 1995. The ongoing pressure to contain health care costs, while maintaining high quality care, is accelerating the growth of alternate site care, such as home health care, that reduces hospital admissions and lengths of hospital stays. Home health care, one of the fastest growing segments of the health care industry, had total expenditures in 1995 of approximately $36.1 billion, including $22.0 billion for nursing and related patient services, $5.8 billion for infusion therapy services, $5.0 billion for respiratory therapy services, and $1.9 billion for durable medical equipment. Approximately 17,000 providers currently serve approximately 8 million patients per year in their homes.

      The growth in home health care is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers. Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of (i) advances in medical technology, which have facilitated the delivery of services in alternate sites, (ii) demographic trends, such as an aging population, and (iii) a strong preference among patients to receive health care in their homes.

      The home health care industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services and products. These local providers often do not have the capital necessary to expand their operations or the range of services and products offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer cost-effective, comprehensive services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home health care industry is undergoing rapid consolidation, a trend the Company expects to continue.

Strategy

      The Company's objective is to be a leading provider of diversified home health care services in the markets in which it operates. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

      The Company's revenues are generated from selling and renting home medical equipment and supplies and from providing a variety of services to customers. Revenues and income for the last five fiscal years were as follows:

                         1997        1996        1995        1994        1993
                       --------    --------    --------    --------     ------
Revenues            $24,845,100 $22,425,988 $17,828,810 $12,490,203 $10,264,496

Pre-tax Income       $1,479,564    $697,060  $1,485,706    $591,306    $470,013
Before Accounting
Charge

Net Income             $656,564    $595,060  $1,345,706    $421,306    $310,013

      Currently, revenues are divided between sales and equipment rentals. For the fiscal years ended September 30, 1997 and 1996 sales were 58% and 62% of total revenues and rentals represented 42% and 38% of total revenues, respectively.

      The Company's business strategy is to develop a broad based organization that specializes in providing comprehensive home health care services and products. The Company's future growth is projected to be derived from two principal sources: (i) increased product sales and rentals from its existing operations, and (ii) revenues generated by businesses which may be acquired in the future. During the last seven years, the Company's revenues increased by approximately 275% from the $6,617,908 for the year ended September 30, 1991. During fiscal 1997 Interwest Home Medical acquired the assets of six other businesses and sold assets and operations of two businesses all of which contributed to the 11% increase of fiscal 1997 revenues over fiscal 1996 revenues.

      The Company believes the home medical equipment services market is highly fragmented on both a national and regional basis, and most participants are "mom and pop" companies with limited market share. The Company believes by combining small participants into a single larger company, aggregate operations would be more efficient and product purchasing, accounting, claims processing and marketing could be centralized. The Company believes there are a number of home medical product companies suitable and available for acquisition. The Company intends to grow in part by acquiring some of these companies.

      During fiscal 1997, the Company acquired substantially all the assets and customer base of 6 companies engaged in the home health care business. The total purchase price paid by the Company for such acquisitions was approximately $5.1 million paid in cash, notes, issuance of common stock and assumption of debt. The operations acquired in 1997 had aggregate annualized revenues of approximately $5.0 million at the time of acquisition. These acquisitions resulted in the addition of 5 new branches.

      During fiscal 1996, the Company acquired substantially all the assets and customer base of 7 companies engaged in the home health care business. The total purchase price paid by the Company for such acquisitions was approximately $3.0 million paid in cash, notes and assumption of debt. The operations acquired in 1996 had aggregate annualized revenues of approximately $3.5 million at the time of acquisition.
These acquisitions resulted in the addition of 4 new branches.

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

      The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                    Percent of Revenues
                                               1997        1996        1995

  Home oxygen and respiratory care services     44          39          39
  Rehabilitation products                       27          33          31
  Home medical equipment and supplies           29          28          30
                                                --          --          --

                    Total                      100         100         100
                                               ===         ===         ===

      Home Oxygen and Respiratory Care Services. The Company obtains its patients by referrals from hospital discharge planners and/or case managers, agreements with managed care organizations and primary care physicians. In addition, the Company focuses upon specialty pediatric services as a result of the above average birth rates in most of its service areas. Industry-wide home respiratory market revenues were an estimated $3.0 billion in 1996, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with chronic obstructive pulmonary disease, which is attributable, to a large extent, to the increasing proportion of the population over the age of 65.

      The Company's home oxygen and respiratory care services primarily consist of:

      o Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen; and (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators. Oxygen systems are used to treat patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

      o Nebulizers to deliver aerosol medications to patients. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

      o     Home  ventilators  to  sustain  a  patient's   respiratory  function
            mechanically in cases of severe respiratory failure when a patient can no longer breathe normally.

      o Non-invasive positive pressure ventilation ("NPPV") to provide ventilation support via a face mask for patients with chronic respiratory failure. This new therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

      o Continuous positive airway pressure ("CPAP") therapy to force air through respiratory passage-ways during sleep. This treatment is used on adults with sleep apnea, a condition in which a patient's normal breathing patterns are disturbed during sleep.

      o Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

      o Home sleep screenings and studies to detect sleep disorders and the magnitude of such disorders.

      o Home phototherapy which provides UV light to help newborn systems eliminate above normal levels of bilirubin.

      o Enteral nutrition therapy which provides prescribed levels of nutrients to patients with limited capacity for normal ingestion.

      The Company provides technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment.

      Rehabilitation Products. The Company is one of a limited number of providers of adaptive rehabilitation equipment. Its rehabilitation technology specialists work in conjunction with physicians, physical and occupational therapists, special education teachers, case managers and association personnel to design and adapt wheelchairs and other therapy equipment for use by physically challenged persons. In 1994, the Americans with Disabilities Act ("ADA") became fully functional. This law has frequently been referred to as the civil rights act for disabled persons. Since some of its provisions require improved access to businesses and governmental facilities, the interest in home and worksite lifts, elevators and stairway lifts has greatly increased.

      The Company's rehabilitation services include custom fitting, adapting and repairing wheelchairs and related seating systems for persons affected with cerebral palsy, muscular dystrophy and its related conditions, spinal cord injuries, head injuries, arthritis, and other disabling diseases. Home elevators, stairway lifts and vertical lifts are also installed and maintained by a number of trained service technicians who are certified through a national dealer organization. The Company also sells and installs specialized wheelchair elevators and stairway lifts in commercial buildings primarily through successful competitive bids. In addition, the Company focuses upon pressure management by providing specialized low air-loss and other low pressure beds for rental in convalescent centers and homes. Most of the Company's facilities include a national "Certified Repair Center" which provides warranty, maintenance and repair services for most home medical equipment.

      Home Medical Equipment and Supplies. The Company provides a full line of home medical equipment and supplies. The Company sells and rents more than 15,000 different products for home use. These products include patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as wheelchairs, walkers, and canes), bathroom aids and safety equipment, orthopedic braces and supports, urinary incontinence and ostomy supplies, wound care products, compression therapy and lymphedema pumps and first aid supplies. The Company maintains retail stores and showrooms where customers may purchase or rent supplies and miscellaneous. The products offered by the Company range in price from a few cents to $10,000.

Organization and Operations

      Management. The Company is managed at the executive level as a portfolio of local businesses. The Company seeks to address the local market needs of the home health care industry through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. Since the provision of home health care services is generally a local business, the Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs. Incentive plans are designed to reward performance based upon revenue increases, earnings contribution and accounts receivable collection primarily for branch teams. The central corporate office provides support in marketing, sales and staff training, contracting with managed care organizations, purchasing and accounting functions.

       MIS. Each of the Company's branch locations are equipped with computer systems that are on-line with the central corporate computer. This system has enabled the Company to standardize operating processes, track operating performance by branch, control and manage accounts receivable, process customer orders, improve inventory management, reduce administrative overhead, facilitate interbranch communications and gather statistical data in order to provide patient management information to managed care organizations. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. The Company also focuses upon quickly integrating the information systems of acquired businesses as a part of its overall integration efforts.

      The Company currently sells and rents equipment and/or provides services from the following retail locations:

                                            Year Opened
      State       City                       Or Acquired

      Colorado    Colorado Springs           1995
                  Denver                     1994
                  Greeley                    1996
                  Fort Collins               1996
                  Fort Morgan                1996

      Idaho       Boise                      1987
                  Idaho Falls                1991
                  Pocatello                  1995
                  Twin Falls                 1994

      Nevada      Las Vegas/Henderson        1992
                  Reno                       1996
                  Fallon                     1996

      Utah        Murray (Main Office)       1978

                  Ogden                      1989
                  Pleasant Grove             1983
                  Price                      1988
                  Salt Lake Downtown         1995
                  Vernal                     1994
                  St. George                 1996
                  Cedar City                 1997

      California  Quincy                     1997
                  Chester                    1997

      Alaska      Anchorage                  1997   (Accounted for as a Pooling
                                                     of Interests)

      Regional    Interwest Home Pharmacy    1997

Sales and Marketing

      The Company believes the sales and marketing skills of its employees have been instrumental in its growth to date and are critical to its future success. The Company emphasizes to its employees the importance of patient base growth and retention by providing quality service to physicians and their patients. Approximately 50 of the Company's employees are actively involved in sales and marketing either in full or in part, of the Company's products to health care organizations and other customers. Key marketing targets include, but are not limited to, managed care organizations, hospital-based health care professionals, physicians and their staffs, home care agencies, private practice therapists and case managers. Sales representatives are afforded necessary clinical and technical training to represent the Company's major product lines of products and services. The Company's products and services are marketed primarily through its branch office personnel, print advertising, mailings to existing customers and manufacturers' specific promotions.

      Given the shift toward managed health care, an integral component of the Company's overall sales strategy is to seek preferred provider contracts with various managed care organizations. Managed care organizations have grown substantially in terms of the percentage of the population covered by such plans and their influence over an increasing portion of the health care economy. These contracts typically designate the Company as one of a limited number of preferred providers of certain services in selected areas but do not establish an exclusive relationship. The Company currently has approximately 100 preferred provider agreements that are both local and regional in scope to provide home medical equipment services and supplies to the beneficiaries of these managed care entities. Total revenue generated from these agreements amounted to approximately 19% and 18% of total revenues for the years ended September 30, 1997 and 1996.

       The Company believes the JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. Accreditation by JCAHO (the program began in 1988) is one of the few indicators that referral sources have for judging the standard of quality of a home health care provider and is increasingly being considered a prerequisite for entering into contracts with managed care organizations. The Company was the first company located west of the Mississippi River to complete its accreditation, which occurred in 1988. As of December 1997, most of the Company's locations are accredited by JCAHO; the triennial survey of the Company is scheduled for February 1998.

Reimbursement for Services

      A substantial percentage of the Company's revenues are derived from payments made by third party payors including Medicare, Medicaid and private insurance companies. For the year ended September 30, 1997, the Company's revenues from these sources were allocated as follows:

      Payor                                  Percent of Total Revenues

                                            1997      1996    1995
                                            ----      ----    ----

      Medicare                               30        28       33
      Medicaid                                6         9        6
      Managed care organizations             20        18       17
      Private insurance companies            20        19       18
      Private pay (includes patient copays)  17        18       19
      Over-the-counter sales                  7          8       7
                                           -----      ----    ----

            Total                            100      100      100
                                             ===      ===      ===

      Reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims documentation requirements. The Company has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements, produce clean claims and obtain timely reimbursements by third-party payors. Currently, the Company electronically submits over 45% of its billings to third party payors. The billing and claims processing departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments.

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

Purchasing

      Each branch office is responsible for determining its inventory needs and submitting requisitions to a centralized purchasing department. Using this input, personnel located at the Company's headquarters select and purchase virtually all equipment and supplies. Purchased inventory is shipped by vendors to the specific location instructed by the Company. In fiscal 1997, the Company purchased products from over 800 suppliers. Approximately 28% of the amount of products purchased were purchased from Sunrise Medical and Invacare, including wheelchairs, respiratory equipment, scooters, crutches and other goods.

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

Competition

      The home medical equipment product and services market is highly competitive and fragmented. The barriers to enter into the market are low and, accordingly, competition is intense. While there are four national providers and approximately ten regional providers, the vast majority of the Company's competition comes from small, locally owned firms. The principal competitive factors in the market are the ability to develop and maintain contractual relationships with managed care organizations, price of services, ease of doing business with the provider, quality of care and service, the mix of products and services offered and the reputation with referring persons. The Company believes it competes effectively in each of its lines of business with respect to these factors.

      Other types of health care providers including hospitals, home health agencies, physicians and new health "super stores" have entered, and may continue to enter, the Company's various lines of business. However, the Company believes its wide variety of home medical equipment products and services broadens its appeal to managed care organizations and local health care professionals.

      The entire health care and medical product and service market is under pressure to reduce costs and increase efficiencies. The Company intends to attempt to reduce costs and increase efficiencies through its growth strategy. The Company believes it currently competes effectively in the market and will continue to take all action necessary to remain competitive. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business which could adversely affect the Company's operating results.

Governmental Regulation

      The Company's business is subject to extensive federal, state and local regulation.

      The operations of the Company's branches are subject to federal and state laws covering the repackaging and dispensing of drugs (including oxygen), operating of pharmacies and regulating of interstate motor-carrier transportation. Certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing.

      As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws, among other things, prohibit any payment, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

      Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third-party payors. The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories of durable medical equipment for purposes of reimbursement under the Medicare Part B program. There is a separate fee schedule for each category. OBRA 1987 also controls whether durable medical equipment products will be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. An interim final rule implementing the payment methodology under the fee schedules recently was published in the Federal Register. Payment based on the fee schedules is effective with covered items furnished on or after January 1, 1989. Generally, Medicare pays 80% of the lower of the supplier's actual charge for the item or the fee schedule amount, after adjustment for the annual deductible amount. OBRA 1990 made changes to Medicare Part B reimbursement that were implemented in 1991. The substantive change was the standardization of Medicare rates for certain equipment categories. Laws and regulations often are adopted to regulate new products, services and industries. The Balanced Budget Act of 1997, enacted in August 1997, reduces the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 30%, with 25% effective January 1, 1998 and an additional 5% effective January 1, 1999 from the 1997 fee schedule. Compounding these reductions is a freeze on reimbursement rates for all other equipment and supplies through 2002. Approximately 15% of the Company's total revenues for the year ended September 30, 1997 were derived from the provision of oxygen services to Medicare patients. Additionally, the Company will be required to have surety bonds of at least $50,000 for each durable medical equipment company that it operates. There can be no assurances that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

      Management believes that the Company operations are in material compliance with applicable laws. The Company, however, is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts, or wishes to commence, business. The Company also is subject to routine and periodic surveys and audits by various governmental agencies.

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

Employees

      As of December 1997, the Company had approximately 250 full-time equivalent employees. The Company's employees are not currently represented by a labor union or other labor organization. As the Company's business grows, it will hire additional employees as may be reasonably necessary to conduct its business. The Company believes the relations between its management and its employees are good.

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

Other Retail and Office Facilities

      In addition to first headquarters, the Company leases twenty-three (23) other facilities which range in size from 3,000 square feet to 8,000 square feet. Most of these leases are for terms of three-to five years and most have renewal options.

Real Property Owned

      The Company owns five acres of undeveloped property in Provo, Utah, approximately 40 miles south of Salt Lake City.

      The Company owns a three-level office building known as the Securities Savings and Loan Building located at 170 South Main Street, Pleasant Grove, Utah. The building consists of approximately 9,500 square feet and was originally used as a bank. Presently, the building is leased to various tenants. The leases are net leases whereby the tenants pay monthly rents which total approximately $6,000 per month, and the Company pays taxes and insurance.

      The Company intends to sell these properties and use the proceeds as working capital..


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not party to any legal actions as of the date of this Form 10-KSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended September 30, 1997.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's common stock is currently traded in the over-the-counter market and is quoted on the National Association of Security Dealer's SmallCap Market System under the Symbol IWHM. Currently there is only limited trading activity in the Company's common stock and the quotations set forth below reflect such activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASD and from various broker-dealers and shows the range of representative bid prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark, mark-down or commission and do not necessarily represent actual transactions:

                                              Bid Price
            1997(1)
                                          High        Low
            First Quarter                 $5.75       $3.75
            Second Quarter                $4.63       $3.75
            Third Quarter                 $4.25       $3.25
            Fourth Quarter                $5.63       $3.25

            1996(1)
                                          High        Low
            First Quarter                 $5.00       $4.75
            Second Quarter                $7.75       $4.75
            Third Quarter                 $7.56       $4.12
            Fourth Quarter                $5.75       $4.00

            (1) Calendar  Quarters.


Shares Issued in Unregistered Transactions

      During the last three fiscal years, the Company issued its securities in non-registered transactions pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay a commission or any finders fees in connection with such transactions. The securities issued in such transactions were as follows:

            In February 1995, the Company issued 7,811,872 shares of common stock to acquire Interest Medical Equipment Distributors, Inc.

            In March 1995, the Company issued 300,000 shares of Series "A" preferred stock in connection with the acquisition of Mountain Rehabilitation Equipment, Inc. In August 1997, these preferred stock shares were converted to 112,500 shares of common stock.

            In January 1997, the Company issued 105,140 shares of common stock for $450,000 and warrants to purchase an additional 105,140 shares to Merlin G. Kirby, M.D., in connection with an Option Agreement executed in November 1996.

            In August 1997, the Company issued 465,000 shares of common stock in connection with the acquisition of Northwest Homecare, Inc.

            In September 1997, the Company completed issuance of 57,126 shares of common stock for $244,500 and warrants to purchase an additional 57,126 shares to Jerry D. Kennett, M.D., in connection with an Option Agreement executed in November 1996.

            In September 1997, the Company issued 50,992 shares of common stock for $20,000 to James U. Jensen in connection with a Stock Option Agreement purchased from Interwest Medical Equipment Distributors, Inc., a predecessor company, in November 1987.

Holders

      As of December 23, 1997, there were 4,024,053 shares of common stock outstanding and approximately 858 stockholders of reacord of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 950 beneficial stockholders of the Company's common stock.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The Company revenue and income are derived from a diversified range of home health care products and services. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) rehabilitation services and (3) home medical equipment and supplies. In August 1997, the Company completed a merger with Northwest Homecare (Northwest) by exchanging 465,000 shares of the Company's common stock for all of the issued and outstanding common stock of Northwest. The transaction was accounted for as a pooling-of-interests and as such, the consolidated financial statements presented have been restated to present those of Company for the year ended September 30, 1997 and 1996 and Northwest for the nine months ended September 30, 1997 and twelve months ended December 31, 1996.

Results of Operations

        Operating Revenue is comprised of sales and rental revenue. Net revenues increased 11% to $24,845,100 in 1997 from $22,425,988 in 1996. Net sales increased  from  $13,823,134  in 1996 to $14,495,448 in 1997, an increase of 5%.
Net rental revenue increased from $8,602,854 in 1996 to $10,349,652 in 1997, an increase of 20%. The increase in revenue in 1997 was due to growth from existing Company locations and acquisition activities. Internal growth from existing product lines of approximately 12% was derived from increased marketing efforts and increased utilization of the Company service and products under non-exclusive managed care contracts. Approximately $1.0 million or 4.5% of vehicle and building adaptation operating revenues were sold during the year resulting in a net internal growth rate of 7%. Approximately $0.9 million or 4% of the increase in revenues was contributed by acquired companies.

        Rental revenue as a percentage of total revenue were 42% at 1997 compared to 38% at 1996. Sales revenue had a corresponding reduction to 58% in 1997 from 62% in 1996. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

        Home oxygen and respiratory care services, rehabilitation products and home medical equipment revenues represent 44%, 27% and 29%, respectively, in 1997 compared to 39%, 33%, and 28%, respectively, in 1996 and increased (decreased) at rates of 41%, (7%) and 12%, respectively, during 1997.
 Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus on these segments in both marketing and acquisitions.

        Gross margins were 59.9% in 1997 and 58.7% in 1996. Gross margin from net rental revenue was 82% in 1997 compared to 85% in 1996. Gross margin from net sales revenue was 42% in 1997 compared to 41% in 1996. The increase is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue. The managed care market fosters competition which has had an adverse effect on reimbursement rate with resultant decrease in margins on rental revenue.

        Selling, general and administrative expenses have increased 10% to $13,137,592 for 1997 compared to $11,940,676 for 1996. Selling, general and administrative expenses decreased as a percentage of net revenues from 53.2% in 1996 to 52.9% in 1997 due to the Company's implementation of cost containment initiatives and because certain selling general and administrative expenses did not increase proportionately to increases in net revenue.

        During the third quarter of fiscal 1997, the Company sold, for $780,000, approximately 40 acres of undeveloped real estate, with a basis of $217,500. After commissions and closing costs, the Company recognized a non-recurring gain of $516,290.

        Interest expense increased 43.2% to $880,321 in 1997 compared to $614,918 in 1996. Interest expense as a percentage of revenue increased to 3.5% for 1997 from 2.7% for 1996.The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $3.1 million of new and assumed borrowings to fund acquisition activities.

        During the fourth quarter of fiscal 1997, the Company adopted Statement of Financial accounting Standards No. 121 - "Accounting for Impairment of
Long-Lived Assets to be Disposed of FAS 121." The statement requires that long-lived assets and certain intangibles be analyzed to determine if estimated future cash flows is less than the carrying value of the asset. The Company has determined that an impairment exists for goodwill recorded as part of certain acquisitions. Accordingly, the Company has recognized a pretax charge of $750,000 as a reduction of the net carrying value of goodwill. The impairment is primarily due to an alleged breach of certain non-compete agreements, anticipation of a 30% (25% and 5% reduction effective January 1, 1998 and 1999, respectively) reduction in Medicare oxygen reimbursement as a result of enactment of The Balanced Budget Act of 1997, and less than anticipated results from certain acquired operation.

Financial Condition

        The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the year ended September 30, 1997, net cash provided by operating activities was $1,232,462 as compared to $1,331,829 for the year ended September 30, 1996, a decrease of $99,367 or 7.5%. Significantly contributing to cash provided from operations were increased income and non cash expenses of amortization and depreciation and a one-time charge for impaired assets. For the year ended September 30, 1997, cash flow from operations, proceeds from sales of undeveloped real estate in the amount of $168,590 and collection of $686,648 of notes receivable contributed to overall cash flow supporting purchases of $1,923,345 of capital equipment, primarily patient rental equipment. For the year ended September 30 1996, cash flow from operations and collection of $422,195 of notes receivable contributed to overall cash flow supporting purchases of $1,664,782 of capital equipment, primarily patient rental equipment.

        At September 30, 1997 and 1996 the Company's working capital was $2,645,008 and $2,447,294, respectively, an increase of $197,714 or 7.5%. The increase is primarily due to a 11% increase in revenue during 1997 resulting in increases in accounts receivable and inventory from acquisition activities and expanded market share.

        Accounts receivable increased 32% to $7,215,224 at 1997 from $5,458,878 at 1996. The increase was due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the fourth quarter of fiscal 1997. Billing delays contributed to the Company's average days sales in receivables increasing from 87 days to 101 days at September 30, 1996 and 1997, respectively.

        Inventory was $3,444,212 and $3,345,200 an increase of 3% and 49% at September 30, 1997 and 1996, respectively. Inventory levels increased $99,012 during 1997 to support sales revenue growth. Year to year percentage increases in inventory levels have declined as a results of a shift in product mix toward rentals revenue which requires lower inventory levels.

        At September 30, 1997, the Company had notes receivable of $447,404 compared to $578,652 at September 30, 1996. The notes receivable originated from the sale of undeveloped real estate and an apartment complex.

        At September 30, 1997, the Company held property and equipment, net of depreciation, used in its business amounting to $5,005,563 compared to
$4,154,901 at September 30, 1996. The increase in property and equipment is attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue.

        Current liabilities increased 25% to $9,580,485 at September 30, 1997 compared to $7,662,503 at September 30, 1996. Correspondingly, current assets grew 22% to $12,225,493. The increase is primarily due to increases in current portion of long-term debt and checks written in excess of cash in bank. Such increases are related to current portion of new borrowings to fund acquisitions and checks drawn against the Company's revolving operating line of credit to fund current operations including the purchase of patient rental equipment.

        The Company has a $4.0 million revolving operating line of credit with its principal bank expiring on January 31, 1998. The Company is currently negotiating the renewal of its operating line of credit. Borrowing under the Company's line of credit are secured and limited to 75% of eligible accounts receivable and 50% of inventory. Interest on $2.0 million of this debt is payable monthly at the London Interbank offered Rate ("Libor") plus 275 basis points. The remaining $2.0 million of debt is payable monthly at the bank's primary lending rate. As of September, 30, 1997 and 1996, $3,362,500 and $3,169,144, respectively, were outstanding under the line of credit. The increase is primarily due to increases in inventory and accounts receivable which contributed to additional borrowings under the Company's working capital credit facility.

        On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the optionees elect to exercise their rights in full, the total proceeds to the Company would be approximately $5.9 to 6.5 million. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price $4.28 within 180 days. During the current year the optionees exercised the option by paying $694,500 in exchange for 162,266 share of the Company common stock and issuance of a warrant for 162,266 share of common stock exercisable at $4.28 with a term of three years. Additionally, a member of the board of directors exercised an option to purchase 50,992 shares of common stock at a total exercise price of $20,000. The total equity of $714,500 was raised from these transaction.

        From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward- looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (I) the failure to obtain additional capital for acquisitions and expansion; (ii) adverse changes in federal and state laws, rules and regulations relating to home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; and (iii) continued consolidation by the Company's local, regional and national competitors resulting in increased competition.

        There have been no other significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements.

Inflation

        Inflation continues to apply moderate upward pressure on the cost of goods and services provided by Interwest Home Medical. However, management believes the net effect of inflation on operations has been minimal during the past three years.

Recent Accounting Pronouncements

        There are no recent accounting pronouncements that will have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Interest Home Medical, Inc.  Financial Statements                         Page

      Report of Independent Accountants ....................................20

      Consolidated Balance Sheets...........................................21
        September 30, 1997 and 1996

      Consolidated Statements of Income.....................................23
        Years ended September 30, 1997 and 1996

      Consolidated Statements of Stockholders' Equity.......................24
        Years ended September 30 , 1997 and September 30, 1996

      Consolidated Statements of Cash Flows.................................25
         Years ended September 30, 1997 and 1996

      Notes to Consolidated Financial Statements............................28

                                INDEPENDENT AUDITOR'S REPORT








To the Board of Directors of
Interwest Home Medical, Inc.


We have audited the accompanying consolidated balance sheet of Interwest Home Medical, Inc., as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, in 1997 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

                                   TANNER + CO.


Salt Lake City, Utah
December 29, 1997

                                            INTERWEST HOME MEDICAL, INC.
                                              Consolidated Balance Sheet

                                             September 30, 1997 and 1996

------------------------------------------------------------------------------





                                                      1997        1996
                                                 -------------------------
         Assets

Current assets:
   Cash and cash equivalents                    $    901,527  $  541,856
   Accounts receivable (net of allowance for
     doubtful accounts of $593,411 and $459,620    7,215,224   5,458,878
   Inventories                                     3,444,212   3,345,200
   Current portion of notes receivable               250,888     382,311
   Prepaid expenses                                  124,942      89,852
   Deferred tax asset                                241,000     134,000
   Other current assets                               47,700      47,700
                                                ------------------------

            Total current assets                  12,225,493   9,999,797

Notes receivable                                     196,516     196,341
Investment in undeveloped real estate                124,934     332,234
Investment in office buildings, net of
  depreciation of $160,885 and $145,669              451,232     466,448
Property and equipment - net                       5,005,563   4,154,901

Intangible assets (net of accumulated
  amortization of $262,718 and $135,578            4,369,618   2,910,389

Other assets                                         168,043     139,602
                                                ------------------------







                                                 $22,541,399  $18,199,712
                                                =========================




------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.          21

                                            INTERWEST HOME MEDICAL, INC.
                                              Consolidated Balance Sheet

                                             September 30, 1997 and 1996
------------------------------------------------------------------------------





                                                    1997        1996
                                                ------------------------
         Liabilities and Stockholders' Equity

Current liabilities:
   Checks written in excess of cash in bank     $    942,440  $  526,789
   Current portion of long-term debt               2,188,037   1,309,358
   Notes payable                                   3,362,500   3,169,144
   Accounts payable                                2,337,136   2,093,952
   Accrued expenses                                  587,122     441,315
   Income taxes payable                              163,250     121,945
                                                ------------------------

            Total current liabilities              9,580,485   7,662,503
                                                ------------------------

Deferred income taxes                                267,000     320,000

Long-term debt                                     4,847,961   3,742,320
                                                ------------------------

            Total liabilities                     14,695,446  11,724,823

Commitments and contingencies                              -           -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
     issued and outstanding 0 shares and 30,000,000 shares -       3,000
   Common stock, no par value; 50,000,000 shares
     authorized 4,074,249 shares and 3,748,941 shares
     issued and outstanding                        3,238,791   2,074,291
   Additional paid-in capital                              -     447,000
   Retained earnings                               4,607,162   3,950,598
                                                ------------------------

         Total stockholders' equity                7,845,953   6,474,889
                                                ------------------------

                                                $ 22,541,399 $18,199,712
                                                ========================





------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.          22

                                            INTERWEST HOME MEDICAL, INC.

                                        Consolidated Statement of Income

                                 Years Ended September 30, 1997 and 1996
------------------------------------------------------------------------------





                                                     1997        1996
                                                --------------------------
Revenue:
   Net sales                                      14,495,448  13,823,134
   Net rental income                              10,349,652   8,602,854
                                                --------------------------

            Total revenue                         24,845,100  22,425,988

Cost of sales and rental                           9,964,773   9,259,292
                                                --------------------------

            Gross profit                          14,880,327  13,166,696
                                                --------------------------

Selling, general and administrative expenses      13,137,592  11,940,678
                                                --------------------------

            Income from operations                 1,742,735   1,226,018

Other income (expense):
   Gain on sale of undeveloped real estate           516,290          -
   Interest income                                   100,860      85,960
   Interest expense                                 (880,321)   (614,918)
   Impairment of assets charge                      (750,000)         -
                                                --------------------------

            Income before income taxes               729,564     697,060

Income tax benefit (expense):
   Current                                          (233,000)    (70,000)
   Deferred                                          160,000     (32,000)
                                                --------------------------

            Total income taxes                       (73,000)   (102,000)
                                                --------------------------

            Net income                          $    656,564   $ 595,060
                                                ==========================

            Net income per share                $        .17   $     .16
                                                ==========================





------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.          23

                                            INTERWEST HOME MEDICAL, INC.

                          Consolidated Statement of Stockholders' Equity

                                 Years Ended September 30, 1997 and 1996
------------------------------------------------------------------------------


                                    Preferred Stock        Common Stock       Additional
                               --------------------------------------------    Paid-in     Retained
                                    Shares   Amount       Shares   Amount      Capital     Earnings
                               ----------------------------------------------------------------------

Balance, October 1, 1995 as
previously reported                300,000   $3,000     3,283,491 $1,894,002  $ 447,000   $2,995,288

Pooling of interests with
Northwest Home Care                   -         -         465,000    180,289       -         360,250
                               ----------------------------------------------------------------------

Balance, October 1, 1995 as
restated                           300,000    3,000     3,748,941  2,074,291    447,000    3,355,538

Net income                            -         -            -         -           -         595,060
                               ----------------------------------------------------------------------

Balance, September 30,             300,000    3,000     3,748,941  2,074,291    447,000    3,950,598
1996

Conversion of preferred
stock to common                   (300,000)  (3,000)      112,500    450,000   (447,000)        -

Issuance of common stock              -         -         213,258    714,500       -            -

Net income                            -         -            -          -          -         656,564
                               ----------------------------------------------------------------------

Balance, September 30,                -     $   -       4,074,249  $3,238,791   $   -      $4,607,162
1997
                               ======================================================================





















------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.          24

                                            INTERWEST HOME MEDICAL, INC.

                                    Consolidated Statement of Cash Flows

                                 Years Ended September 30, 1997 and 1996
------------------------------------------------------------------------------




                                                    1997        1996
                                                ------------------------
Cash flows from operating activities:
   Reconciliation of net income to net cash
     provided by operating activities:
      Net income                                $    656,564  $  595,060
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization             1,495,807   1,059,784
         Write off of impaired assets                750,000           -
         (Gain) loss on disposal of assets           (55,919)    282,043
         Gain on sale of undeveloped real estate    (516,290)          -
         (Increase) decrease in:
            Accounts receivable                   (1,626,649)   (627,641)
            Inventories                              (43,467)   (924,116)
            Prepaid expenses                         (35,090)    (41,887)
            Other assets                             (28,441)    (24,749)
            Deferred tax asset                      (107,000)     30,000
         Increase (decrease) in:
            Checks written in excess of cash in bank 415,651     280,126
            Accounts payable                         243,184     799,407
            Accrued expenses                          95,807      12,323
            Income taxes payable                      41,305    (110,521)
            Deferred income taxes                    (53,000)      2,000
                                                ------------------------

               Net cash provided by
               operating activities                1,232,462   1,331,829
                                                ------------------------

Cash flows from investment activities:
   Collection of notes receivable                    686,248     422,195
   Proceeds from sale of undeveloped real estate     168,590           -
   Proceeds from sale of equipment                   456,082      12,731
   Purchase of property and equipment             (1,923,345) (1,664,782)
   Purchase of intangible assets                      (4,600)    (18,295)
                                                ------------------------

               Net cash used in
               investing activities                 (617,025) (1,248,151)
                                                ------------------------




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.          25

                                            INTERWEST HOME MEDICAL, INC.

                                    Consolidated Statement of Cash Flows
                                                               Continued


------------------------------------------------------------------------------




                                                    1997        1996
                                                ------------------------

Cash flows from financing activities:
   Net changes in notes payable                      193,356     545,471
   Proceeds from long-term debt                      473,811     311,501
   Net cash received in merger/acquisition           (55,000)   (743,884)
   Principal payments                             (1,582,433)   (286,600)
   Issuance of common stock                          714,500           -
                                                ------------------------

            Net cash (used in)
            financing activities                    (255,766)   (173,512)
                                                ------------------------

            Net (decrease) increase in cash          359,671     (89,834)

Cash, beginning of year                              541,856     631,690
                                                ------------------------

Cash, end of year                               $    901,527  $  541,856
                                                ========================


Supplemental disclosure of cash flow information:
     Cash paid during the year for:

         Interest                               $    858,019  $  607,767
                                                ========================

         Income taxes                           $    181,695  $  174,038
                                                ========================





------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.          26

                                            INTERWEST HOME MEDICAL, INC.

                                    Consolidated Statement of Cash Flows
                                                               Continued


------------------------------------------------------------------------------



Supplemental schedule of non-cash investing and financing activities

1997

During the year ended September 30, 1997, the Company acquired assets and assumed certain liabilities from companies in Utah, California, Nevada, and Colorado for cash and notes. The net assets purchased consisted of the following:


Accounts receivable                                      $    129,697
Inventory                                                      55,545
Property and equipment                                        680,931
Intangible assets                                           2,281,769
Debt                                                         (283,879)
                                                         ------------

   Net assets purchased                                     2,864,063

   Less amount financed with debt                           2,809,063
                                                         ------------

   Net cash investment                                   $     55,000
                                                         ============

The Company also sold property during the year ended September 30, 1997, receiving as part of the proceeds a $555,000 note receivable.

1996

During the year ended September 30, 1996, the Company through debt of $2,701,256 acquired assets from companies in Nevada and Colorado and began operations at those locations. The net assets purchased consisted of the following:


Accounts receivable                                      $    445,068
Inventory                                                     177,847
Property and equipment                                        720,883
Intangible assets                                           1,357,458
                                                         ------------

   Net assets purchased                                  $  2,701,256
                                                         ============


The Company also sold property during the year ending September 30, 1996, receiving as part of the proceeds a $79,900 note receivable.


------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.          27

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements

                                             September 30, 1997 and 1996
------------------------------------------------------------------------------


1. Organization and Summary of Significant Accounting Policies

Description of Business.

Interwest Home Medical Equipment, Inc., and subsidiaries ("Interwest" or the "Company") provides a diversified range of home health care services and products. The Company currently conducts its business from twenty-four (24) retail locations in the States of Utah, Colorado, Idaho, Nevada, California, and Alaska. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) rehabilitation services, and (3) home medical equipment and supplies.


Business Combination and Basis of Presentation.

In July 1997, Interwest completed a merger with Northwest Home Care (Northwest) by exchanging 465,000 shares of Interwest's restricted common stock for all of the issued and outstanding common stock of Northwest.


The merger constituted a tax-free reorganization and has been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.


The year end of Northwest was December 31 and, therefore, the consolidated financial statements have been restated to present those of Interwest for the years ended September 30, 1997 and 1996 and Northwest for the nine months ended September 30, 1997 and 12 months ended December 31, 1996.


There  were  no  transactions  between  Interwest  and  Northwest  prior  to the
combination.   All  merger   related  costs  were  included  in  a  general  and
administrative expense. See note 2.


Cash and Cash Equivalents.

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.


------------------------------------------------------------------------------
                                                                      28

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



1. Organization and Summary of Significant Accounting Policies (Continued)

Inventories.

Inventories consist of medical equipment and supplies held for sale and are stated at the lower of average cost (FIFO basis) or market.

Investments in Undeveloped Real Estate.

Investments in undeveloped real estate are recorded at the lower of cost or market. When it is determined that future estimated cash flows are lower than recorded values for long-term investments, these investments are written down to estimated net fair market value and the amount of the write-down is accounted for as a current period loss.

Investment in real estate consists of one parcel of undeveloped land and a house. The parcel of undeveloped land is located in the state of Utah in Utah County.

Depreciable Assets.

Depreciable assets are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives ranging from 3 to 35 years.


------------------------------------------------------------------------------
                                                                      29

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------

Intangible Assets.

Intangible assets, consisting of purchased customer lists, supplier lists, non-competition agreements and goodwill are stated at cost. Amortization is computed using the straight-line method over five years to forty years or the term of the agreement.

Income Taxes.

The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.































------------------------------------------------------------------------------
                                                                      30

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------

1. Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition.

The Company is involved in the business of providing respiratory services and equipment sales and the sale of rehabilitation and adaptive equipment.

Revenues are accounted for as follows:

   o Patient revenues are recognized net of contractual adjustments related to third party payers when services are rendered. The amount paid by third party payor is dependent upon the benefits included in the patient's policy.

   o Other revenues are recognized as the services are rendered or the sales are made.


Net Income Per Share.

Net income per share is based on weighted average shares outstanding of approximately 3,961,000 shares for the year ended September 30, 1997 and 3,783,000 shares for the year ended September 30, 1996. There is no difference on earnings per share on a fully diluted basis.


Concentration of Credit Risk.

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


------------------------------------------------------------------------------
                                                                      31

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



1. Organization and Summary of Significant Accounting Policies (Continued)

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

Reclassification.

Certain amounts in the financial statements for 1996 have been reclassified to conform with the current year presentation.


2. Pooling of Interests

The results of operations for the separate companies of Interwest and Northwest and the combined accounts presented in the consolidated financial statements are as follows:


                                  Interwest      Northwest       Combined
                                 --------------------------------------------
     Total Revenue 1997
     Year ended
      September 30, 1997         $23,201,380    $    -         $23,201,380
     Nine months ended
      September 30, 1997               -         1,643,720       1,643,720
                                 --------------------------------------------

        Total                    $23,201,380    $1,643,720     $24,845,100
                                 ============================================




                                  Interwest      Northwest       Combined
                                 --------------------------------------------
     Net Income 1997
     Year ended
      September 30, 1997         $593,366       $     -        $   593,366
     Nine months ended
      September 30, 1997               -           63,198           63,198
                                 --------------------------------------------

        Total                    $593,366       $  63,198      $   656,564
                                 ============================================




------------------------------------------------------------------------------
                                                                      32

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



2. Pooling of Interests (Continued)

                                Interwest         Northwest        Combined
                              ------------------------------------------------
Total Revenue 1996
Year ended
  September 30, 1996           $19,861,089       $     -          $19,861,089
Year ended
  December 31, 1996                  -            2,564,899         2,564,899
                              ------------------------------------------------

                               $19,861,089       $ 2,564,899      $22,425,988
                              ================================================




                                Interwest         Northwest        Combined
                              ------------------------------------------------
Net Income 1996
Year ended
  September 30, 19$6               608,402       $      -            $608,402
Year ended
  December 31, 1996                  -            (13,342)            (13,342)
                              ------------------------------------------------

                               $   608,402       $(13,342)         $  595,060
                              ================================================


3. Notes Receivable.


Notes receivable consist of the following at September 30, 1997 and 1996:


                                                  1997             1996
                                               ---------------------------

Note  receivable  in  connection  with
the sale of property.  The note is
due in three installments,  the last
of which is due in March 1997,
including interest of 9%, secured
by real estate                                 $ 248,709        $ 300,000

Mortgage receivable, due in
monthly installments of $1,765,
including interest at 9.5%,
maturing March 1, 2000, secured
by apartment building                            198,695          198,752


------------------------------------------------------------------------------

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



3. Notes Receivable (Continued)

Note receivable in connection with
the sale of property.  The note is
due in January 1997, including
interest of 8%, secured by real
estate                                               -            79,900
                                              -----------------------------

                                                  447,404        578,652

Less current portion                              250,888        382,311
                                              -----------------------------

                                               $  196,516      $ 196,341
                                              =============================



4. Property and Equipment

Property and equipment at September 30, 1997 and 1996 consisted of the following:


                                                    1997             1996
                                              -------------------------------

Rental equipment                               $  7,681,162    $  6,055,654
Equipment and signs                                 837,619         766,487
Furniture and fixtures                              453,376         387,022
Vehicles                                            699,845         569,290
Leasehold improvements                              245,493         213,098
                                              -------------------------------

                                                  9,917,495       7,991,551

Less accumulated depreciation
and amortization                                  4,911,932       3,836,650
                                              -------------------------------

                                               $  5,005,563    $  4,154,901
                                              ===============================




------------------------------------------------------------------------------
                                                                      34

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------




5. Notes Payable

Notes payable at September 30, 1997 and 1996, consisted of the following:


                                                1997             1996
                                            -----------------------------
Line of credit in the amount of
$4,000,000  payable to a financial
institution due January 31, 1998;
with interest  payments at the
bank's prime rate (8.50% at
September 30, 1996) plus 0.25%
payable monthly; secured by
accounts receivable and inventory             $2,763,300      $2,753,944

Line of credit in the amount of
$500,000 payable to a financial
institution due October 4, 1997,
with interest at 9.75% payable
monthly; secured by accounts
receivable and inventory                         599,200         415,200
                                            -------------------------------

                                              $3,362,500      $3,169,144
                                            ===============================




------------------------------------------------------------------------------
                                                                      35

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------




6. Long-term Debt

Long-term debt at September 30, 1997 and 1996, consisted of the following:


                                                  1997            1996
                                              ----------------------------

Notes  payable  to a bank  requiring
aggregate  monthly  payments  of
$101,594 including  interest at a
rate of prime (8.50% at
September  30, 1997) plus 0.25%
to prime plus 1.25%, secured by
accounts receivable, inventory and
equipment                                      $ 3,696,116    $ 2,893,231

Notes payable to  individuals  in
connection  with the  acquisition
of companies requiring  aggregate
monthly payments of $33,171
including interest at a rate of 8.0%
to 9.0%, secured by property and
equipment                                          989,806       813,424


Note payable to an individual in
connection  with the  acquisition of a
company requiring annual
payments of $200,000 plus interest
at a rate of 8.00%, secured by
property and equipment                             600,000          -

Notes  payable  to a  bank  requiring
aggregate  monthly  payments  of  $10,132
including interest at prime to 9.75%,
secured by accounts receivable, inventory
and equipment                                      448,151       243,508


------------------------------------------------------------------------------
                                                                      36

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



6. Long-term Debt (Continued)

Notes payable to a financial
institution, payable aggregate monthly
installments of $22,500  including
interest at 8.25% to prime plus .25%,
secured by certain pieces of property
and equipment                                      437,128       618,527

Notes  payable to a company  requiring
aggregate  monthly  payments of $13,400,
including interest from 15%
to 18% secured by equipment                        164,881       156,201


Installment  contracts payable in
monthly installments totaling $2,487
including interest ranging from 5.9%
to 10.99%, secured by vehicles                      60,799        63,721

Notes  payable to a company  requiring
aggregate  monthly  payments  of
$11,090 including interest from 13.5%
to 15.5%, secured by equipment                      60,259        67,824


Installment  contracts payable in
aggregate monthly installments
totaling $2,126 including interest
ranging from 6.95% to 1.5%, secured
by vehicles                                         55,984        36,404

Note  payable  to a company  requiring
monthly  payments  of  $1,476  including
interest at a rate of 11.25%, secured
by real estate                                         -          66,685


------------------------------------------------------------------------------
                                                                      37

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



6. Long-term Debt (Continued)

Mortgages due financing companies
in aggregate monthly installments of
$992, including interest at 8.75%,
secured by real estate                                  -            9,730

Capital lease obligations (see note 8)               522,874        82,423
                                                  --------------------------

                                                   7,035,998     5,051,678

Less current portion                               2,188,037     1,309,358
                                                  --------------------------

Long-term debt                                    $4,847,961    $3,742,320
                                                  ==========================


Future maturities of long-term debt at September 30, 1997 were as follows:


Year ending September 30:
   1998                                $  2,188,037
   1999                                   1,898,796
   2000                                   1,635,049
   2001                                   1,084,576
   2002                                     229,540
                                       ------------

                                       $  7,035,998
                                       ============



7. Income Taxes

The provisions for income taxes differ from the amount computed at federal statutory rates as follows:


                                           1997          1996
                                      --------------------------

Tax at statutory rates                 $ (248,000)  $ (232,000)
State tax                                 (45,000)     (56,000)
Change in valuation allowance             221,000      219,000
Other                                      (1,000)     (33,000)
                                      --------------------------

                                       $  (73,000)  $ (102,000)
                                      ==========================



------------------------------------------------------------------------------
                                                                      38

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



7. Income Taxes (Continued)

The deferred income tax benefit (liability) for the years ended September 30, 1997 and 1996 is as follows:


                                    1997          1996
                                -------------------------
Short-term:
   Allowance for bad debts      $    237,000  $  170,000
   Employee benefits                  45,000      33,000
   Deferred gain                     (62,000)    (69,000)
   Accrued expenses                   21,000           -
                                -------------------------

                                $    241,000  $  134,000
                                =========================




                                      1997            1996
                                ------------------------------
Long-term:
   Depreciation                 $   (526,000)    $  (320,000)
   Net operating loss                882,000       1,103,000
carryforward
   Valuation allowance              (882,000)     (1,103,000)
   Impairment write down             259,000            -
                                -------------------------------

                                $   (267,000)    $  (320,000)
                                ===============================



At September 30, 1997, the Company has approximately $2,500,000 of net operating losses to use to offset future income. These net operating losses expire in the years 1996 through 2009. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized.


It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. The amount of the net operating losses which can be used are limited by the future operations and the tax laws in effect at the time of the utilization. Consequently, a valuation allowance has been established to offset any tax asset.



------------------------------------------------------------------------------
                                                                      39

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------

8. Lease Obligations

The Company leases certain equipment under terms accounted for as capital leases. The Company also leases small equipment under noncancellable operating leases. At September 30, 1997 and 1996, the total cost of all assets currently under capital lease is $623,162 and $106,873, respectively. Accumulated depreciation at that date amounted to $10,488 and $23,671, respectively. The following summarizes future minimum lease payments under leases at September 30, 1997:


                                     Operating    Capital
Year Ending September 30:             Leases       Leases
                                   -------------------------

                1998               $   486,000    $ 234,528
                1999                   497,000      198,948
                2000                   431,000      156,051
                2001                   132,000        5,154
                2002 and thereafter  1,026,000            -
                                   -------------------------

                                   $ 2,572,000      594,681
                                   ===========

Less amounts representing interest                   71,807
                                                 ------------

Present value of future minimum
lease payments                                    $ 522,874
                                                 ============



Total rent expense for operating leases was approximately $827,000 and $553,000 for the years ended September 30, 1997, and 1996, respectively.


------------------------------------------------------------------------------
                                                                      40

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------




9. Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1997 and 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


10.401(K) Savings Plan

The Company has a contributory 401(K) savings plan covering all employees who are at least 21 years of age, work at least 1,000 hours per year, and have a minimum of one year of service to the Company. All contributions by the Company are fully discretionary. The Company made no contributions in 1997 and 1996.


11.Stock Option Plans

The Company has Employee Options

In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 312,500 shares of common stock may be granted to employees and other persons to purchase the Company's common stock. No individual may be granted stock options exceeding $100,000 fair market value in any one year. The stock options vest at varying rates, are exercisable within the time or upon the events determined by the option agreement and terminate after five years from the date of grant for stockholders owing more than 10 percent of all classes of stock and after 10 years for all others. At September 30, 1997, 225,750 options have been granted under this agreement.



------------------------------------------------------------------------------
                                                                      41

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------


11.Stock Option Plan (Continued)

Director Options

In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 75,000 shares of common stock may be granted to non-employee directors to purchase the Company's common stock. No individual may be granted more than one stock option, nor more than 11,000 shares on the exercise of all options granted pursuant to this agreement. The stock options are exercisable within six months after the grant date and terminate after five years from the date of grant. At September 30, 1997, 211,500 options remained unexercised under this agreement.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                              September 30,
                                        ------------------------
                                            1997        1996
                                        ------------------------

Net Income - as reported                 $ 656,564   $ 595,060
Net Income - pro forma                   $ 370,780   $ 573,923
Earnings per share - as report$d         $     .17   $     .16
Earnings per share - pro forma$          $     .10   $     .15
                                        ------------------------




------------------------------------------------------------------------------
                                                                      42

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------




11.Stock Option Plan (Continued)

The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                September 30,
                                           -----------------------
                                               1997        1996
                                           -----------------------

Expected dividend yield                     $   -        $    -
Expected stock price volatility                66 %         66 %
Risk-free interest rate                        4.5%         4.5%
Expected life of options                     1-5 years    5 years
                                           ========================



The weighted average fair value of options granted during 1997 and 1996 are $2.42 and $2.82, respectively.


The following table summarized information about fixed stock options outstanding at September 30, 1997:


                       Options Outstanding             Options Exercisable
             ------------------------------------------------------------------
                            Weighted
                            Average
              Number       Remaining        Weighted      Number      Weighted
Range of    Outstanding    Contractual       Average    Exercisable    Average
Exercise        at            Life          Exercise        at        Exercise
Prices        9/30/97       (Years)           Price       9/30/97       Price
-------------------------------------------------------------------------------

$3.25 to      367,750         4.7            $3.92        136,500      $4.19
    4.75
 5.00 to       69,500         5.1             5.29         67,000       5.28
    5.50
-------------------------------------------------------------------------------
$3.25 to      437,250         4.8            $4.13        203,500      $4.55
   5.50
===============================================================================




------------------------------------------------------------------------------
                                                                      43

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------



12.  Employee Stock Purchase Plan

During the year ended September 30, 1996, the Company adopted a Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At September 30, 1997 and 1996, 6,031 shares and 820 shares, respectively, of common stock had been cumulatively purchased under the plan.

13.  Commitments and Contingencies

In October 1991, an officer of the Company retired and a trust was created which purchased 429,544 shares of the Company's common stock from the officer. In exchange for the stock, a note was entered into between the trust and the retired officer in the principal amount of $305,000. The note requires monthly payments over ten years of $3,676, including principal and interest at an annual rate of 8 percent. Certain employees of the Company have entered into an agreement to purchase the shares of stock from the trust under similar terms. At the employees' option, shares can be issued as they are purchased. The Company has guaranteed the collectibility of amounts due the trust by the employees. The outstanding balance of the note was $153,833 at September 30, 1996.

The Company has entered into an agreement to sell up to 1,170,714 shares of common stock to an investment group at varying prices over several years. The block purchase price varies from $4.28 per share to $7.00 per share.


14.  Preferred Stock

During the year ended September 30, 1997, the holder of the preferred stock converted the 300,000 shares of preferred stock to 112,500 shares of common stock. The conversion was made under terms of the preferred stock.


------------------------------------------------------------------------------
                                                                      44

                                            INTERWEST HOME MEDICAL, INC.

                              Notes to Consolidated Financial Statements
                                                               Continued


------------------------------------------------------------------------------




15.Adoption of Accounting Change

In the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of FAS 121." This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances indicate as asset may not be recoverable, a company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is required to be recognized in an amount by which the asset's net book value exceeds its fair market value. For purposes of assessing impairment under this standard, assets are required to be grouped at the lowest level for which there are separately identifiable cash flows.


To comply with the new standard, the Company identified all long-lived assets where there has been, or there is expected to be, a change in use in the recent past or foreseeable future which could affect the recoverability of such long-lived assets and intangible assets.


The Company has determined that impairment exists for goodwill recorded as part of certain acquisitions. That impairment in the value is primarily due to an alleged breach of certain noncompete agreements anticipation of a 30% (25% in 1998 and 5% in 1999) reduction in Medicare oxygen reimbursement and less than anticipated results from certain acquired operations. In evaluating the recovery values of these assets in accordance with the adoption of FAS 121, the Company recorded a pretax charge of $750,000. The charge is reflected as a reduction of the net carrying value of goodwill and those long-term assets acquired in the acquisitions.


16.Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material impact on the Company's financial statements.





------------------------------------------------------------------------------

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age         Position

   James E. Robinson             46          CEO /President/Chairman
   James U. Jensen               53          Director
   Dr. Jeffrey F. Poore          49          Director
   Jerald L. Nelson              55          Director
   Que H. Christensen            42          Chief Financial Officer/Secretary

      James E. Robinson. Mr. Robinson has been president and a director of the Company since February 1995. Mr. Robinson has been President (CEO) and Chairman of the Board of Interest Medical since October 1982. He also acted as Treasurer until 1990. Mr. Robinson graduated from Brigham Young University with a Master of Accountancy degree in 1975. He worked until July 1977 with Haskins & Sells at which time he joined Robinson's Medical Mart (a predecessor company to Interest Medical) as its Vice President and Treasurer. Mr. Robinson was elected to the Board of Directors of the National Association of Medical Equipment Suppliers (NAMES) in 1984 where he served as Treasurer from 1986 until 1990, Chair from 1990 to 1991, Immediate Past- Chairman from 1991 to 1992, and continues as an "Ex-Officer" Board member. He was also elected to the Board of Directors of Medical Equipment Distributors, Inc. (The MED Group) in 1985 and served as its Chair from 1988 until 1992. Mr. Robinson has been active in many local, regional, and national organizations which represent individuals with disabilities. He is currently serving as the Chair of the Utah Assistive Technology Foundation (UATF).

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

      Jeffrey F. Poore D.D.S. Dr. Poore has been a director of the Company since February 1995. Presently, Dr. Poore is President, CEO, and Chairman of the Board of Healthchair Group, Inc. Dr. Poore was previously President of CompHealth. He is also a 20-year veteran of the health care industry and an early champion of the concept of managed care. Prior to joining CompHealth, he coordinated mergers, acquisitions and development in the office of the CEO at FHP International, Inc., a health maintenance organization. During his tenure at FHP he also directed staff in the organization's operational finance, financial services, marketing, sales, medical, PPO/IPA, and contracting divisions. He also has experience as a health care lobbyist and provider. He was in private dental practice for many years. He earned his DDS from Loyola Medical Center in 1976, and a BA in Economics from Brigham Young University in 1971.

     Jerald L. Nelson Ph.D. Mr. Nelson served as a director of the Company from April 1990 to February 1995, and was reappointed a director in August, 1995. In 1996, he was instrumental in starting a long distance phone company, Family Telecommunications, Inc., which was recently sold to I-Link, Inc., a Utah based, publicly traded telecommunications firm where he serves as Vice President - Corporate Development. He graduated from the University of Utah with a B.A. in business and holds a Ph.D. in Economics from North Carolina State University. Dr. Nelson has over twenty-five years of experience as an economist, business executive and financial analyst. His career began in 1972 in NYC with TWA. Later he advised Fortune 500 firms as a consultant with Date Resources, Inc. and then directed planning efforts at U.S. Industries, Inc. He has served on numerous Boards of Directors including Arrow Dynamics, Gentner Communications and One-2-One Communications, where he also served as Chairman and CEO.

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

            Jeffrey F. Poore, D.D.S. During the fiscal year ended September 30, 1997, Dr. Poore was granted options to purchase shares of the Company's common stock; one option grant was reported within the required period and one option grant was reported but not within the required period.

            Jerald L. Nelson Ph.D. During the fiscal year ended September 30, 1997, Dr. Nelson was granted options to purchase shares of the Company's common stock; one option grant was reported within the required period and one option grant was reported but not within the required period.

            James U. Jensen. During the fiscal year ended September 30, 1997, Mr. Jensen was granted options to purchase shares of the Company's common stock; one option grant was reported within the required period and one option grant was reported but not within the required period.


ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                                              SUMMARY COMPENSATION TABLE
                                                 Annual Compensation
                                                     Commissions                     Restrict
                                                         and        Other Annual      Stock    Options/
                                                       Bonuses      Compensation      Awards     SAR's
Name and Principal Position      Year      Salary        ($)            ($)            ($)        (#)
-----------------------------   ------   ----------   ----------  ----------------  ---------  ---------

James E. Robinson                1997     $150,000     $15,750          (2)            -0-      50,000(1)
President/CEO                    1996     $150,000     $16,875          (2)            -0-        -0-
                                 1995     $135,000     $12,273          (2)            -0-      62,500(1)

Que H. Christensen               1997     $ 95,000     $ 9,975          (2)            -0-      25,000(1)
Chief Financial Officer(3)       1996     $ 95,000     $10,688          (2)            -0-        -0-
                                 1995     $ 90,000     $ 8,188          (2)            -0-      31,250(1)


(1) These Options were granted under the Company's 1995 Employee Stock Option Plan. No SAR's have been granted by the Company.

(2) Does not include the value of perquisites provided to certain executive officers which in the aggregate did not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

(3) In December 1997, Mr. Christensen was promoted to Vice President and Chief Operating Officer (COO).


Stock Options

      The following table sets forth certain information concerning stock options granted during fiscal 1997 to the named executive officers.

          Options Grants in the Year Ended September 30, 1997

                                            Percentage
                        Number of            of Total         Exercise or
                        Securities        Options Granted     Base Price
                        Underlying          Employees in      Per Share     Expiration
Name                  Options Granted (#)    Fiscal Year          ($)          Date
----------------------------------------------------------------------------------------

James E. Robinson           50,000(1)           60%             $3.25       6/30/2002
Que H. Christensen          25,000(1)           30%             $3.25       6/30/2002



(1) Consists of stock options granted on July 1, 1997, under the Company's 1995 Employee Stock Option Plan.

      The following table sets forth information concerning the number and value of options held at September 30, 1997 by each of the named executive officers. No options held by such executive officers were exercised during 1997.


                             Option Values at September 30, 1997

                         Number of Unexercised         Value of Unexercised
                               Options at              In-the-Money Options
                         September 30, 1997 (#)     At September 30, 1997($)(1)
-------------------------------------------------------------------------------
Name                  Exercisable  Unexercisable    Exercisable  Unexercisable
-------------------------------------------------------------------------------
James E. Robinson        62,500         -0-          $ 15,625         -0-
                          -0-         50,000            -0-        $ 50,000

Que H. Christensen       31,250         -0-          $  7,183         -0-
                          -0-         25,000            -0-        $ 25,000

(1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on September 30, 1997 exceed the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the NASD SmallCap Market on September 30, 1997. The price per share was $4.25.

1995 Employee Stock Purchase Plan

      On November 6, 1995, the Company's Board of Directors adopted the Company's 1995 Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At December 15, 1997, 6,031 shares of common stock had been purchased under the plan.

1995 Employee Stock Option Plan

      On February 24, 1995, the Company's Board of Directors adopted the Company's 1995 Stock Option Plan (the "Plan") which provides for the issuance of a maximum 312,500 shares of common stock pursuant to the exercise of options granted under the Plan. The Options granted under the Plan may be Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Plan is administered by the Board of Directors' Compensation Committee. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. Options to purchase 144,250 shares of stock have been granted.

Compensation of Directors

      The Company's non-employee directors are paid $500 for each Board of Directors meeting attended or $400 for each Committee Meeting attended. On February 24, 1995, the Company adopted, subject to shareholder approval, the 1995 Non-Employee Director's Stock Option Plan. The Plan provides that each non-employee director who was a director as of February 24, 1995, or who became a director thereafter, was and will be issued an option to purchase 5,000 shares of the Company's common stock at $4.00 per share (calculated the 1-for-4 reverse stock split effected on December 4, 1995). Additionally, each non-employee director is automatically granted an option to purchase (1,500 shares calculated after the 1-for-4 reverse split) at market prices on April 1st of each year commencing April 1, 1996. As of April 1997, the annual grant was terminated and each non-employee director was granted an option to purchase 40,000 shares at $4.00 per share with one-third of the shares vesting at March 31, 1998 and each additional one-third vesting in the two subsequent years. No initial options granted by the Company under this plan in 1995 may be exercised until the Company achieves cumulative before-tax income of $1,500,000, commencing February 22, 1995.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 15, 1997 by: (i) each officer and director of the Company; (including the officers and directors of
USCF) (ii) all officers and directors as a group (including the officers and directors of USCF); and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.



Name                                      Amount
and Address                               and Nature            Percent
of Beneficial                             of Beneficial         of Class(1)
Owner                                     Ownership             Ownership
------------------------------------------------------------------------------

James E. Robinson (2)                     1,276,916              29.78%
235 East 6100 South
Salt Lake City, UT 84107

James U. Jensen(3)                          148,917               3.47%
420 Chipeta Way
Salt Lake City, UT 84108

Dr. Jeffrey F. Poore(4)                      40,500                .94%
4021 South 700 East, Suite 300
Salt Lake City, UT 84107

Jerald L. Nelson(5)                          65,564               1.53%
32 Algonquin Court
Wayne, PA 19087

Que H. Christensen(6)                       150,161               3.50%
235 East 6100 South
Salt Lake City, UT 84107

I-Med Shareholders(7)                       398,968               9.31%
 Share Purchase Trust
235 East 6100 South
Salt Lake City, UT 84107

All Officers and Directors                1,682,057              39.23%
  as a Group (5 Persons)

      Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

      (1) As of December 15, 1997, there were 4,075,742 shares of the Company's common stock issued and outstanding. There are also outstanding options to purchase 407,250 shares of the Company's common stock which are owned by officers and directors. Therefore, for purposes of the above set forth chart, 4,482,295 shares are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. This amount does not include options owned by officers and directors which are not currently exercisable.

      (2) Includes (i) 22,500 shares owned of record by the five children of Mr. Robinson (4,500 shares each); (ii) 898,798 shares owned by J&J Medical Investments, Ltd., (iii) 293,118 shares owned of record by Mr. Robinson and (iv) 62,500 shares which may be acquired by Mr. Robinson pursuant to a stock option.

      (3) Includes 58,425 shares which are beneficially owned through the I-Med Shareholder Share Purchase Trust. The shares indicated as owned also include 50,992 shares purchased through a stock option and 39,500 shares which may be issued pursuant to other stock options.

      (4) Includes 39,500 shares which may be acquired pursuant to stock options which are currently exercisable and 1,000 shares owned of record by Dr. Poore.

      (5) Includes 39,500 shares which may be issued pursuant to stock options which are currently exercisable and 26,064 shares which are owned of record by Mr. Nelson's spouse.

      (6) Includes (i) 15,000 shares owned of record by Mr. Christensen; (ii) 93,911 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; and (iii) 10,000 shares owned of record by the four children of Mr. Christensen (2,500 shares each) and (iv) 31,250 shares which may be acquired pursuant to a stock option which is currently exercisable.

      (7) The I-Med Shareholders Share Purchase Trust was established in October 1991 to purchase shares of Interwest Medical Equipment Distributors, Inc. common stock from a retiring officer/employee. The Trust's shares were exchanged for the Company's shares in connection with a merger effected February 22, 1995. The purchase price is payable in 120 monthly payments. The purchase price for the shares is funded by Trust participants who contribute monthly payments to purchase a pro-rata portion of such shares. There are currently 10 persons purchasing shares pursuant to the Trust arrangement. These persons have the right to vote the shares attributable to their pro-rata portion of the total shares being purchased from the Trust. It is anticipated that the Trust will distribute shares paid for to the Trust beneficiaries from time-to-time as requested by purchasers. Interwest Medical has guaranteed payment of the unpaid balance of the purchase price for the shares purchased by the Trust.

Security Ownership of Management

      See Item 4(a) above.

Changes in Control

      No changes in control of the Company are currently contemplated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other Transactions

      On September 29, 1995, the Company sold a parcel of real property consisting of approximately 33 acres located in Utah County, State of Utah, to American Springs Development Company, an affiliate of Daniel L. Richards. Mr. Richards was a director of the Company from 1990 to 1996. The total sales price for the property was $1,050,000. The sales price was paid as follows: (i) $300,000 cash; (ii) $20,000 by Mr. Richards transferring some of his shares of the Company's common stock to the Company for cancellation; (iii) $10,000 by Mr. Richards transferring an option to purchase shares of the Company's common stock to the Company for cancellation; and (iv) $720,000 by way of a promissory note secured by the property. The note was payable in full on or before March 31, 1997. A title dispute has postponed the final payment on the note; however, the Company continues to receive payments as lots sell. As of December 15, 1997, the principal balance of the note was $249,095.

Board of Directors Stock Option Purchase Plan

      On September 30, 1997, the Company's Board of Directors adopted a financing Plan which provides a stock purchase right and warrant purchase right to each of its three non-employee directors (the "Holders"). The maximum number of shares issuable under the Plan is 66,000 shares per Holder, of which up to 33,000 shares per Holder may be purchased as "Purchase Shares" and up to 33,000 shares per Holder may be purchased as "Warrant Shares". This Plan is modeled on a simliar financing arrangement earlier negotiated between the Company and third party investors. The Plan for the non-employee directors is intended to encourage long term investment in the Company by the non-employee directors but is not considered by the Company as "compensation" to the non-employee directors. The prices and terms provided are deemed fair market value because the Plan uses substantially the same prices and terms as were previously negotiated in good faith between the Company and third party investors.

      By October 30, 1997, each of the Holders had purchased the first option right (the "First Purchase Right") by paying the required $1,000. This purchase of the First Purchase Right entitles each Holder to purchase up to 8,250 shares of the Company's common stock (the "First Purchase Shares") at a price of $4.28 per share if purchased on or before April 5, 1998, when the First Purchase Right expires. To the extent the Holder purchases shares of the First Purchase Shares on or before December 29, 1997, however, (rather that waiting until the end of the First Purchase Period, April 5, 1998) the Holder is then entitled to exercise a warrant (the "First Purchase Warrant") to purchase the same number of shares (up to 8,250 shares, the "First Warrant Shares") during the ensuing three year period at prices of $4.28 per share during the first year, $4.75 in the second year, and $5.25 per First Warrant Share during the third year.

      The Plan repeats this arrangement for three additional Purchase Periods, for a total of four such purchase periods. The following Table show the basic content of the non-employee director financing Plan.

                                           Last Date for   Last Date to     Last Date
                  Exercise Price   Shares    Option Fee   Obtain Warrants    without    Warrant Prices
                                                                            Warrants

First Option           4.28        8,250     10/30/97       12/29/97         4/5/98    4.28, 4.75, 5.25
Second Option          4.78        8,250      1/28/98     Date Option Fee    6/9/98    4.78, 5.25, 5.75
                                                          paid + 90 days
Third Option           5.50        8,250      4/26/98     Date Option Fee    9/7/98    5.50, 6.00, 6.50
                                                          paid + 90 days
Fourth Option          6.00        8,250      7/25/98     Date Option Fee   12/6/98    6.00, 6.50, 7.00
                                                          paid + 90 days



      * Warrant prices change on the annual anniversary of the date the Option Fee is paid.


      As of January 8, 1998, Dr. Poore had purchased 8,250 shares, Dr. Nelson had purchased 500 shares, and Mr. Jensen had purchased 5,000 shares. Each director received warrants equal to the number of shares purchased.

Parents of Company

      The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
            8-K

  A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibits Index which appears on page 36.

  B. The Company filed no Form 8-K during the fiscal year ended September 30, 1997.

Exhibits to Form 10-KSB
                                                                  Sequentially
  Exhibit                                                           Numbered
  Number    Exhibit                                                   Page
  ------    -------                                               ------------
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

   3.1      Amended and Restated Articles of Incorporation*           N/A

   3.2      Bylaws*                                                   N/A

  10.1      Form of 1995 Stock Option Plan*                           N/A

  10.2      Form of 1995 Non-Employee Directors' Stock Option Plan*   N/A

  10.3.     Form of 1995 Stock Purchase Plan*                         N/A

  10.4.     Employment Agreement - James E. Robinson*                 N/A

  10.5.     Employment Agreement - Val D. Christianson*               N/A

  10.6.     Employment Agreement - Que H. Christensen*                N/A

  10.7.     Loan Documentation*                                       N/A

  10.8      Non-employee Director Stock Option Purchase Agreement     58

  11.1      Schedule of Weighted Average Shares                       67

  21.1      Subsidiaries of Registrant                                68

  23.1      Consent of Independent Accountant                         69

  *Incorporated by reference to Form 10-KSB for year ended September 30, 1995.

                               SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interwest Home Medical, Inc.


Date: January 9, 1998                     By /s/ James E. Robinson
                                          ------------------------------
                                          James E. Robinson
                                          President/CEO



Date: January 9, 1998                     By /s/ Que H. Christensen
                                          ----------------------
                                          Que H. Christensen
                                          Vice President/CFO
                                          Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ James E. Robinson               CEO/Director            January 9, 1998
------------------------------
James E. Robinson


/s/ James U. Jensen                 Director                January 9, 1998
------------------------------
James U. Jensen


/s/ Dr. Jeffrey F. Poore            Director                January 9, 1998
------------------------------
Dr. Jeffrey F. Poore


/s/ Jerald L. Nelson                Director                January 9, 1998
------------------------------
Jerald L. Nelson