Form 10QSB
period 1997-12-31
INTERWEST HOME MEDICAL INC
filed 1998-02-18
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   ------------


                                     FORM 10-QSB
                                     ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended December 31, 1997

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           Commission file number 0-14189
                                     ------------



                            INTERWEST HOME MEDICAL, INC.
             (Name of Small Business Issuer as specified in its charter)

                           Utah                             87-0402042
                     ------------------                  ----------------
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




Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
___.

Common Stock outstanding at December 31, 1997 - 4,074,249 shares of no par value Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                            INTERWEST HOME MEDICAL, INC.


                       For the Quarter Ended December 31, 1997



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-Q

Item 1.  Financial Statements:
      Condensed Consolidated Balance Sheet--December 31, 1997.              3
      Condensed Consolidated Statements of Income--for the three months
        ended December 31, 1997 and 1996......................              5
      Condensed Consolidated Statements of Cash Flows--for the
        three months ended December 31, 1997 and 1996..........             6
      Notes to Condensed Consolidated Financial Statements....              9

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................      10



                            PART II - OTHER INFORMATION
                                                                          Page

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6(a)Exhibits                                                          13

Item 6(b)Reports on Form 8-K

                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                 December 31, 1997




      Assets                                                  1997

Current assets:
  Cash and cash equivalents                            $   591,707
  Marketable Securities                                     47,700
  Accounts receivable - net                              7,383,176
  Current portion of long-term receivable                  245,888
  Accrued Interest                                           1,717
  Inventory                                              3,203,726
  Current deferred tax asset                               241,000
  Deposits and prepaid expense                              65,648
                                                       ------------

            Total current assets                        11,780,562

Note receivable                                            195,881
Investment in undeveloped real estate                      124,934
Investment in office buildings - net                       451,232
Property and equipment - net                             5,133,152

Intangible assets - net                                  4,347,305

Other assets                                               406,959
                                                       ------------








                                                       $22,440,025
                                                       ===========

Liabilities and Stockholders' Equity                          1997


Current liabilities:
  Checks written in excess of cash in bank             $   410,875
  Current  portion of long-term debt                     2,135,212
  Notes payable                                          3,549,435
  Accounts payable                                       2,024,491
  Accrued expenses                                         769,950
  Income taxes payable                                     224,400
                                                       ------------

      Total current liabilities                          9,114,363

Deferred income taxes                                      267,000

Long-term debt                                           4,875,674
                                                       ------------

      Total liabilities                                 14,257,037

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,  300,000
      shares issued and outstanding
  Common stock, no par value, 50,000,000  shares
      authorized, 4,074,249 shares issued and
      outstanding                                        3,238,791

  Retained earnings - (see note 1)                       4,944,197
                                                       ------------

      Total stockholders' equity                         8,182,988
                                                       ------------


                                                       $22,440,025
                                                       ===========

                            INTERWEST HOME MEDICAL, INC.

                     Condensed Consolidated Statement of Income



                         Three months ended December 31,

                                                     1997        1996
                                                  ---------   ----------


Revenue:

 Net sales                                        $3,537,578   3,582,861
 Net rental income                                 2,694,333   2,440,524
                                                  -----------  ----------

       Total revenue                               6,231,911   6,023,385

Cost of sales and rental                           2,359,439   2,421,886
                                                  -----------  ----------

       Gross profit                                3,872,472   3,601,499
                                                  -----------  ----------

Operating expenses                                 3,298,065   3,288,054
                                                  -----------  ----------

       Income from operations                        574,407     313,445

Other income (expense):
   Interest expense                                 (226,254)   (178,936)
   Interest income                                    25,785       8,272
  Other                                                (496)    (12,341)
                                                  -----------   ---------

       Income before taxes                           374,433     130,440

Income taxes                                          37,400      23,500
                                                  -----------   ---------

       Net income                                   $337,033     106,940
                                                  ===========   ==========


       Net income per share                            $0.08        0.03
                                                       =====        ====
       Average number of shares
            outstanding                            4,074,000    3,912,000
                                                  ===========  ===========

                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                   Three Months Ended December 31, 1997 and 1996



Cash flows from operating activities:             1997              1996
                                                  ----              ----

  Reconciliation of net income to net cash
       provided by operating activities:
     Net income                                $337,033           106,940
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           312,821           294,739
         (Increase) decrease in:
         Accounts receivable                   (141,242)         (189,803)
         Current portion of notes receivable      5,000            56,304
         Inventories                            203,322           126,950
         Prepaid expenses                        59,294            36,245
         Other assets                              9367           (22,200)
        Increase (decrease) in:
         Checks written in excess of
            cash in bank                       (531,565)            6.693
         Accounts payable                      (312,645)         (282,536)
         Accrued expenses                       182,828           (22,120)
         Income tax payable                      61,150            13,500
                                               ---------         ---------

         Net cash provided from
         operating activities                   185,363           124,712
                                               ---------         ----------

Cash flows from investment activities:
  Cash used in acquisition                      (60,000)          (30,000)
  Capital expenditures                         (537,641)         (126,746)
  Increase in long-term receivable                  635           (71,294)
                                               ---------         ----------

              Net cash used in
              investing activities             (597,006)         (228,040)
                                              ----------         -----------

                            INTERWEST HOME MEDICAL, INC.

                   Three Months Ended December 31, 1997 and 1996


                                                  1997              1996


Cash flows from financing activities:
  Net proceeds from notes payable               126,935           115,833
  Principal payments on long-term debt          (25,112)         (271,996)
                                               ---------         ---------

              Net cash provided from
              (used in) financing activities    101,823          (156,163)
                                               ---------         ---------

              Net decrease in cash             (309,820)         (259,491)

Cash, beginning of period                       901,527           539,264
                                               ---------         ---------

Cash, end of period                           $ 591,707           279,773
                                              ==========         =========


Supplemental schedule of non-cash investing and financing activities

         During the three months ended December 31, 1997, the Company acquired certain assets from an unrelated Utah based company. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

         Accounts receivable              $     26,710
         Capital equipment                      23,200
         Intangible assets                      70,090
                                          -------------

            Net assets purchased               120,000
            Less owner financed portion         60,000
                                          -------------

            Net cash invested             $     60,000
                                          =============

         During the three months ended December 31, 1997, the company sold a portion of its rehab business to a former owner. The sold assets were finance with a note receivable to the buyer. The assets sold consisted of the following:

         Inventory                        $     37,163
         Property and equipment                 22,535
         Intangible assets                     190,302
                                          -------------

            Net assets sold                    250,000
            Note receivable                    250,000
                                          -------------

            Net cash received          $             0
                                       ================

                            INTERWEST HOME MEDICAL, INC.

             Condensed Consolidated Statement of Cash Flows - Continued

                   Three Months Ended December 31, 1997 and 1996



         During the three months ended December 31, 1996, the Company acquired certain assets and assumed certain liabilities from companies in Colorado. The purchased net assets were funded by bank debt and cash. The assets purchased consisted of the following:

         Accounts receivable                  $ 88,137
         Capital equipment                     558,550
         Intangible assets                   1,104,943
         Capital leases                      (241,630)
                                             ----------

            Net assets purchased             1,510,000
            Less amount financed with debt   1,480,000
                                             ----------

            Net cash investment           $     30,000
                                          ==============

                          INTERWEST HOME MEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc., (Interwest) and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the three month periods ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

     During July 1997, Interwest completed a merger with Northwest Home Care (Northwest) by exchanging 465,000 shares of Interwest's restricted common stock for all of the issued and outstanding common stock of Northwest. The merger was accounted for as pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.

     There were no transactions between Interwest and Northwest prior to the combination. All merger related costs were included in a general and administrative expenses.


(2) Income per common share is based on the weighted average number of shares outstanding during the period.

                                       ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company revenue and income are derived from a diversified range of home health care products and services. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) rehabilitation services and (3) home medical equipment and supplies. In August 1997, the Company completed a merger with Northwest Homecare (Northwest) by exchanging 465,000 shares of the Company's common stock for all of the issued and outstanding common stock of Northwest. The merger was accounted for as pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.


Results of Operations

      Operating Revenue is comprised of sales and rental revenue. Net revenues increased 4% to $6,231,911 compared to $6,023,385 for the three months ended December 31, 1997 and 1996, respectively. Net sales decreased from $3,582,861 for the three months ended December 31, 1996, to $3,537,578 for the three months ended December 31, 1997, a decrease of 1%. Net rental revenue increased from $2,440,524 to $2,694,333 for the three months ended December 31, 1996 and 1997, an increase of 10%. The increase in revenue in 1997 was due to growth from existing Company locations and acquisition activities.

      Rental revenue as a percentage of total revenue were 43% for the three months ended December 31, 1997 compared to 40% for the three months ended December 31, 1996. Sales revenue had a corresponding reduction to 57% from 60% for the three months ended December 31, 1997 and 1996, respectively. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market. Sales revenue has decreases as a result of this marketing shift and the sales of certain lines of its business in Nevada.

      Gross margins were 62% and 60% for the three months ended December 31, 1997 and 1996, respectively. The increase is primarily due to increases in rental revenue, which traditionally have higher margins, as percentage of total revenue. Such increases were partially offset by lower managed care contract rates on rental revenue. The managed care market fosters competition which has had an adverse effect on reimbursement rates.

      Selling, general and administrative expenses have increased less than 1/2 of 1% to $3,298,065 for the three months ended December 31, 1997, compared to $3,288,054 for the three months ended December 31, 1996. Selling, general and administrative expenses decreased as a percentage of net revenues from 55% for the three month period ended December 31, 1996 to 53% for the same period ended 1997, due to the Company's implementation of cost containment initiatives and because certain selling, general and administrative expenses did not increase proportionately to increases in net revenue.

      Interest expense increased 26% to $226,254 for the three months ended 1997 compared to $178,936 for the same period ended 1996. Interest expense as a percentage of revenue increased to 4% for the three month period ended 1997 from 3% for the three month period ended 1996.The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The increase was primarily attributable to new and assumed borrowings from acquisition activities.

Financial Condition

      The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the three months ended December 31, 1997, net cash provided by operating activities was $185,363 as compared to $124,712 for the same period ended 1996, a increase of $60,651 or 49%. Significantly contributing to cash provided from operations were increased income and non cash expenses of amortization and depreciation.

      For the three months December 31, 1997, the Company's working capital was $2,666,199 compared to $2,645,008 at September 30, 1997, an increase of $21,191 or 1%. The increase is primarily due to an increase in revenues for the three months ended December 31, 1997 resulting in increased accounts receivable from acquisition activities and expanded market share.

      Accounts receivable increased 2% to $7,383,176 for the three months ended December 31, 1997 from $7,215,224 at September 30, 1997. The increase was due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities.

      Inventory was $3,203,726 at December 31, 1997 compared to $3,444,212 at September 30,1997, a decrease of 7%. Inventory levels have declined as a results of a shift in product mix toward rentals revenue which requires lower inventory levels.

      At December 31, 1997, the Company held property and equipment, net of depreciation, used in its business amounting to $5,133,152 compared to
$5,005,563 at September 30, 1997. The increase in property and equipment is attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue.

      Current liabilities decreased 5% to $9,114,363 at December 31, 1997 compared to $9,580,485 at September 30, 1997. Correspondingly, current assets decreased 4% to $11,780,562. The decrease is primarily due to reductions of checks written in excess of cash in bank.

      The Company has a $4.0 million revolving operating line of credit with its principal bank which was renewed effective January 31, 1998. Borrowing under the Company's line of credit are secured and limited to 75% of eligible accounts receivable and 50% of inventory. Interest on this debt is payable monthly at the bank's primary lending rate minus .5%. As of December 31, 1997, and September 30, 1997, $3,549,435 and $3,362,500, respectively, were outstanding under the line of credit. The increase is primarily due to increased volume resluting in greater working capital requirements.

      On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the optionees elect to exercise their rights in full, the total proceeds to the Company would be approximately $5.9 to 6.5 million. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price $4.28 within 180 days. During 1997, the optionees exercised the option by paying $694,500 in exchange for 162,266 share of the Company common stock and issuance of a warrant for 162,266 share of common stock exercisable at $4.28 with a term of three years.

      Subsequent to December 31, 1997 the Company acquired certain assets of a Phoenix, Arizona based company. The Company has been in business for 37 year providing oxygen and HME services. Its revenues are approximately $3,000.000 annually.

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

Item 6(b)Reports on Form 8-K.  None

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