Form 10QSB
period 1998-03-31
INTERWEST HOME MEDICAL INC
filed 1998-05-18
CIK 789092

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
           (Name of Small Business Issuer as specified in its charter)


                    Utah                                  87-0402042
              -----------------                        ---------------
         (State or other jurisdiction of              (I.R.S. employer
          incorporation or organization               identification No.)



                  235 East 6100 South, Salt Lake City, UT 84107
                    ---------------------------------------
                    (Address of principal executive offices)


          Registrant's telephone no., including area code: (801) 261-5100


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act: No Par Value Common Stock


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing  requirements for the past 90 days. Yes X No.

Common Stock outstanding at March 31, 1998 - 4,088,795 shares of no par value Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                            INTERWEST HOME MEDICAL, INC.


                        For the Quarter Ended March 31, 1998



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                           PART I - FINANCIAL INFORMATION
                                                                                 Page of
                                                                                Form 10-Q
Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheet--March 31, 1998                   3
             Condensed Consolidated Statements of Income--for the six
               months and three months ended March 31, 1998 and 1997                5
             Condensed Consolidated Statements of Cash Flows--for the
              six months ended March 31, 1998 and 1997                              6
             Notes to Condensed Consolidated Financial Statements                   9


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              10



                            PART II - OTHER INFORMATION
                                                                                  Page

Item 1.  Legal Proceedings                                                         13

Item 2.  Changes in Securities                                                     13

Item 3.  Defaults Upon Senior Securities                                           13

Item 4.  Submission of Matters to a Vote of Security Holders                       13

Item 5.  Other Information                                                         13

Item 6(a)Exhibits                                                                  13

Item 6(b)Reports on Form 8-K


                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                   March 31, 1998




      Assets                                                  1998

Current assets:
  Cash and cash equivalents                            $   834,480
  Marketable securities                                     47,700
  Accounts receivable - net                              9,158,125
  Current portion of long-term note receivable             205,888
  Accrued Interest Income                                    1,717
  Inventory                                              4,008,279
  Current deferred tax asset                               241,000
  Deposits and prepaid expense                              80,698
                                                   ---------------

            Total current assets                        14,577,887

Note receivable                                            198,449
Investment in undeveloped real estate                       75,595
Investment in office buildings - net                       502,505
Property and equipment - net                             6,431,747

Intangible assets - net                                  4,961,647

Other assets                                               402,033
                                                   ---------------






                                                    $   27,149,863
                                                   ===============

Liabilities and Stockholders' Equity                          1998


Current liabilities:
  Checks written in excess of cash in bank             $   955,285
  Current  portion of long-term debt                     2,135,212
  Notes payable                                          4,181,012
  Accounts payable                                       2,075,126
  Accrued expenses                                         869,617
  Income taxes payable                                     305,278
                                                       -----------

      Total current liabilities                         10,521,530

Deferred income taxes                                      267,000

Long-term debt                                           7,773,320

      Total liabilities                                 18,561,850

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,  300,000
      shares issued and outstanding
  Common stock, no par value, 50,000,000  shares
      authorized, 4,074,249 shares issued and
      outstanding                                        3,292,890

  Retained earnings - (see note 1)                       5,295,123
                                                      ------------

      Total stockholders' equity                         8,588,013
                                                      ------------

                                                    $   27,149,863
                                                    ==============

                            INTERWEST HOME MEDICAL, INC.

                     Condensed Consolidated Statement of Income

                   For the Periods Ended March 31, 1998 and 1997


                                 Six months ended       Three months ended
                                     March 31,              March 31,
                                 1998        1997        1998        1997
                             ------------------------------------------------
Revenue:
  Net sales                   $7,380,489   7,027,273   3,842,911   3,444,412
  Net rental income            5,864,629   4,991,405   3,162,424   2,550,881
                             -----------   ---------  ----------  ----------

      Total revenue           13,245,118  12,018,678   7,005,335   5,995,293

Cost of sales and rental       5,064,705   4,876,811   2,705,267   2,454,925
                             -----------  ----------  ----------   ---------

      Gross profit             8,180,413   7,141,867   4,300,068   3,540,368
                             -----------  ----------  ---------- -----------

Operating expenses             6,929,933   6,616,165   3,631,867   3,328,111
                             -----------  ----------  ---------- -----------

      Income from operations   1,250,480     525,702     668,201     212,257

Other income (expense)
  Interest expense              (446,112)   (402,480)   (219,858)   (223,544)
  Interest income                 54,679      32,617      28,895      24,345
  Other                           (4,810)      1,491      (5,305)     13,832
                             ------------  ----------- ----------- ----------

      Income before taxes        854,237     157,330     471,933      26,890

Income taxes                     166,278      23,500     128,878          -
                             ------------  ----------- ----------- ----------

      Net income            $    687,959     133,830     343,055      26,890
                             ============  =========== =========== ===========

      Net income per share      $   0.17        0.03        0.08        0.01
                             ============  =========== =========== ===========

      Average number of shares
      outstanding              4,081,500    3,912,000   4,089,000   3,912,000
                             ============  =========== =========== ===========


                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                  For the Six Months Ended March 31, 1998 and 1997



Cash flows from operating activities:                 1998              1997
                                                      ----              ----


  Reconciliation of net income to net cash
     provided by operating activities:
     Net income                                    $687,959           133,830
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization               868,897           681,492
         (Increase) decrease in:
         Accounts receivable                       (766,191)         (700,945)
         Current portion of notes receivable         45,000           380,132
         Inventories                               (170,133)          (66,319)
         Prepaid expenses                            67,544            64,909
         Other assets                                14,294           (12,295)
        Increase (decrease) in:
         Checks written in excess of
            cash in bank                             12,845           (34,468)
         Accounts payable                          (286,108)         (134,306)
         Accrued expenses                           275,022           (47,067)
         Income tax payable                         142,028            13,500
                                                  ----------        ----------

         Net cash provided from
         operating activities                       891,157           278,463
                                                  ----------        ----------

Cash flows from investment activities:
  Cash used in acquisition                         (135,826)         (300,068)
  Capital expenditures                             (824,279)         (412,253)
  Increase in long-term receivable                   11,067          (305,860)
                                                  ----------        ----------

              Net cash used in
              investing activities                 (949,038)       (1,018,181)
                                                  ----------       -----------

                            INTERWEST HOME MEDICAL, INC.

                  For the Six Months Ended March 31, 1998 and 1997


                                                  1998              1997
                                                  ----              ----


Cash flows from financing activities:
  Net proceeds from notes payable                758,512          115,833
  Principal payments on long-term debt          (821,777         (271,996)

              Net cash provided from
              (used in) financing activities      (9,166)        (156,163)
                                                 ---------       ---------

              Net decrease in cash               (67,047)        (259,491)

Cash, beginning of period                        901,527          539,264
                                               -----------       ----------

Cash, end of period                            $ 834,480           279,773
                                               ===========       ==========


Supplemental schedule of non-cash investing and financing activities

         During the six months ended March 31, 1998, the Company acquired certain assets from unrelated companies. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

         Accounts receivable                           $     1,176,710
         Inventories                                           431,098
         Note receivable                                        13,000
         Capital equipment                                   1,433,200
         Intangible assets                                     844,400
         Other assets                                           23,300
                                                             ----------
                                                             3,921,708
            Less accounts payable                               24,098
            Less accrued expenses                                7,473
            Net assets purchased                             3,890,137
            Less owner/bank financed portion                 3,754,311

            Net cash invested                            $     135,826
                                                         ==============

         During the six months ended March 31, 1998, the company sold a portion of its rehab business to a former owner. The sold assets were financed with a note receivable to the buyer. The assets sold consisted of the following:

         Inventory                                  $     37,163
         Property and equipment                           22,535
         Intangible assets                               190,302
                                                    ---------------

            Net assets sold                              250,000
            Note receivable                              250,000
                                                    ---------------

            Net cash received                       $          0
                                                    ===============

                          INTERWEST HOME MEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements


(1) The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc., (Interwest) and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1998 and 1997. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

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

                                       ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Company revenue and income are derived from a diversified range of home health care products and services. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) home medical equipment and supplies and (3) rehabilitation services. In August 1997, the Company completed a merger with Northwest Homecare (Northwest) by exchanging 465,000 shares of the Company's common stock for all of the issued and outstanding common stock of Northwest. The merger was accounted for as pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.


Results of Operations

Six month periods ended March 31, 1998 and 1997

       Net revenues increased 10% to $13,245,118 compared to $12,018,678 for the six months ended March 31, 1998 and 1997, respectively. Gross profits were 62% and 59% for the six months ended March 31, 1998 and 1997 respectively. Operating expenses as a percentage of total revenues decreased from 55% to 52% for the six months ended March 31, 1997 and 1998, respectively. Net income increased from $133,830 to $687,959 for the six months ended March 31, 1997 and 1998, respectively, an increase of $554,129. These changes are further discussed in the following paragraphs.


Three month periods ended March 31, 1998 and 1997

      Operating revenue is comprised of sales and rental revenue. Net revenues increased 17% to $7,005,335 compared to $5,995,293 for the three months ended March 31, 1998 and 1997, respectively. Net sales increased from $3,444,412 for the three months ended March 31, 1997, to $3,842,911 for the three months ended March 31, 1998, an increase of 12%. Net rental revenue increased from $2,550,881 to $3,162,424 for the three months ended March 31, 1997 and 1998, respectively, an increase of 24%. The increase in revenue in 1998 was due to growth from existing Company locations and acquisition activities.

      Rental revenue as a percentage of total revenue were 45% for the three months ended March 31, 1998 compared to 43% for the three months ended March 31, 1997. Sales revenue had a corresponding reduction to 55% from 57% for the three months ended March 31, 1998 and 1997, respectively. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market. Sales revenue has decreased as a result of this marketing shift and the sale of certain lines of its business in Nevada.

      Gross profits were 61% and 59% for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily due to increases in rental revenue, which traditionally has higher margins, as percentage of total revenue. Such increases were partially offset by lower managed care contract rates on rental revenue. The managed care market fosters competition which has had an adverse effect on reimbursement rates.

      Operating expenses, which consist of selling, general and administrative expenses have increased 9% to $3,631,867 for the three months ended March 31, 1998, compared to $3,328,111 for the three months ended March 31, 1997. Selling, general and administrative expenses decreased as a percentage of net revenues from 56% for the three month period ended March 31, 1997 to 52% for the same period ended 1998, due to the Company's implementation of cost containment initiatives and because certain selling, general and administrative expenses did not increase proportionately to increases in net revenue.

      Interest expense decreased 2% to $219,858 for the three months ended March 31, 1998 compared to $223,544 for the same period ended March 31, 1997. Interest expense as a percentage of revenue decreased to 3.1% for the three month period ended 1998 from 3.7% for the three month period ended 1997. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The decrease was primarily attributable to decreased borrowing rates.



Financial Condition

      The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the six months ended March 31, 1998, net cash provided by operating activities was $891,157 as compared to $278,467 for the same period ended 1997, an increase of $612,690 or 220%. Significantly contributing to cash provided from operations were increased income and non-cash expenses of amortization and depreciation.

      During the six month period ended March 31, 1998 the Company acquired certain Home Medical Equipment ("HME") assets of a Phoenix, Arizona based company and Medico, the Utah HME operations of Columbia/HCA. The Arizona Company has been in business for 37 years providing home oxygen and HME services. Its revenues are approximately $3 million annually. Medico has been in business approximately 12 years providing home oxygen and HME services. Its revenues are approximately $2.5 million annually. Medico has been in business approximately 12 years providing home oxygen and HME services.

      On March 31, 1998, the Company's working capital was $4,056,358 compared to $2,645,008 at September 30, 1997, an increase of $1,411,350 or 53%. The increase is primarily due to an increase in revenues for the six months ended March 31, 1998 resulting in increased accounts receivable and from acquisition activities and expanded market share.

      Accounts receivable increased 27% to $9,158,125 for the six months ended March 31, 1998 from $7,215,224 at September 30, 1997. The increase was due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities.

      Inventory was $4,008,279 at March 31, 1998 compared to $3,444,212 at September 30,1997, an increase of 16%. Inventory levels have increased primarily due to acquisitions.

      At March 31, 1998, the Company held property and equipment, net of depreciation, used in its business amounting to $6,431,747 compared to
$5,005,563 at September 30, 1997. The increase in property and equipment is attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue.

      Current  liabilities  increased  10% to  $10,521,529  at  March  31,  1998 compared to $9,580,485 at September 30, 1997. Current assets increased 19% to $14,577,887 from $12,225,493 at September 30, 1997. The increases are primarily due to acquisitions completed during the quarter.

      The Company has a $4.35 million revolving operating line of credit with its principal bank which was renewed effective January 31, 1998. Borrowing under the Company's line of credit are secured and limited to 75% of eligible accounts receivable and 50% of inventory. Interest on this debt is payable monthly at the bank's primary lending rate minus .5%. As of March 31, 1998, and December 31, 1997, $3,571,012 and $3,549,435, respectively, were outstanding under the line of credit and are included in notes payable in the accompanying balance sheet. The increase is primarily due to increased volume resulting in greater working capital requirements.

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

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On April 22, 1998, Link Medical, Inc. (aka Resource Medical, Inc.) filed a complaint in the District Court, County of Arapahoe, State of Colorado, against the Company's subsidiary, Interwest Home Medical Equipment Distributors, Inc. ("IMED"), and several other defendants. The facts surrounding the case involve the purchase of the plaintiff's assets by IMED, the breach of non-competition agreements by plaintiff and its shareholders and other matters. In January 1997, IMED purchased the plaintiff's assets for cash and a note. As part of the asset purchase transaction, plaintiff and its shareholders agreed not to compete in the business which IMED had purchased from plaintiff. IMED believes that the plaintiff and some of its shareholders not only competed in violation of the non-competition agreement, but conspired, prior to IMED's purchase of the assets, to induce IMED to purchase the assets and then continue in competition with IMED. The total purchase price to be paid by IMED for plaintiff's assets was $1,100,000 of which IMED has paid $500,000. The remaining $600,000 was due in three annual installments of $200,000 each. IMED did not make the $200,000 installment which was due in January 1998 because of the breaches of the asset purchase agreement by the plaintiff and some of its shareholders. The plaintiff has also named as defendants in the suit, two of its own shareholders and two companies with whom such shareholders are now affiliated. IMED intends to vigorously defend this lawsuit and will file a counterclaim against the plaintiff and a cross claim against the other defendants.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. On April 8, 1998, the Company held its Annual Shareholders Meeting. The following proposals were considered and ratified:

         1.  Election of the Board of Directors

                     Nominees                   For      Against     Abstain
                -------------------------------------------------------------
                 a.  James E. Robinson       2,895,676   202,816     384,512
                 b.  James U. Jensen         2,896,126   202,366     384,512
                 c.  Dr. Jeffrey F. Poore    2,895,676   202,816     384,512
                 d.  Jerald L. Nelson        2,896,126   202,366     384,512

Item 5.  Other Information. None

Item 6(a).       Exhibits.  None.

Item 6(b)Reports on Form 8-K.  None

                                       SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1998                    INTERWEST HOME MEDICAL, INC.



                                       By /s/ James E. Robinson
                                            James E. Robinson
                                            President
                                            Principal Executive Officer



                                       By /s/ Bret A. Hardy
                                            Bret A. Hardy
                                            Principal Financial Officer