Form 10QSB/A
period 1998-03-31
INTERWEST HOME MEDICAL INC
filed 1998-06-15
CIK 789092

===============================================================================

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

                                    FORM 10-QSB/A

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
                             ============  =========== =========== ===========


                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                  For the Six Months Ended March 31, 1998 and 1997



Cash flows from operating activities:                 1998              1997
                                                      ----              ----


  Reconciliation of net income to net cash
     provided by operating activities:
     Net income                                    $687,959           133,830
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization               868,897           681,492
         (Increase) decrease in:
         Accounts receivable                       (766,191)         (700,945)
         Current portion of notes receivable         45,000           380,132
         Inventories                               (170,133)          (66,319)
         Prepaid expenses                            67,544            64,909
         Other assets                                14,294           (12,295)
        Increase (decrease) in:
         Checks written in excess of
            cash in bank                             12,845           (34,468)
         Accounts payable                          (286,108)         (134,306)
         Accrued expenses                           275,022           (47,067)
         Income tax payable                         142,028            13,500
                                                  ----------        ----------

         Net cash provided from
         operating activities                       891,157           278,463
                                                  ----------        ----------

Cash flows from investment activities:
  Cash used in acquisition                         (135,826)         (300,068)
  Capital expenditures                             (824,279)         (412,253)
  Increase in long-term receivable                   11,067          (305,860)
                                                  ----------        ----------

              Net cash used in
              investing activities                 (949,038)       (1,018,181)
                                                  ----------       -----------

                            INTERWEST HOME MEDICAL, INC.

                  For the Six Months Ended March 31, 1998 and 1997


                                                  1998              1997
                                                  ----              ----


Cash flows from financing activities:
  Net proceeds from notes payable                758,512          115,833
  Principal payments on long-term debt          (821,777         (271,996)
  Issuance of Common Stock                        54,099             -
                                                ----------       ---------

              Net cash provided from
              (used in) financing activities      (9,166)        (156,163)
                                                 ---------       ---------

              Net decrease in cash               (67,047)        (259,491)

Cash, beginning of period                        901,527          539,264
                                               -----------       ----------

Cash, end of period                            $ 834,480           279,773
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