Form 10QSB
period 1998-06-30
INTERWEST HOME MEDICAL INC
filed 1998-08-14
CIK 789092

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1998

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



                  235 East 6100 South, Salt Lake City, UT 84107
                -------------------------------------------------
                    (Address of principal executive offices)


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

Common Stock outstanding at June 30, 1998 - 4,088,795 shares of no par value Common Stock.



                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                            INTERWEST HOME MEDICAL, INC.


                         For the Quarter Ended June 30, 1998



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheet--June 30, 1998                3
          Condensed Consolidated Statements of Income--for the nine months
           and three months ended June 30, 1998 and 1997                     5
          Condensed Consolidated Statements of Cash Flows--for the
           nine months ended June 30, 1998 and 1997                          6
          Notes to Condensed Consolidated Financial Statements               9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11



                            PART II - OTHER INFORMATION
                                                                         Page
                                                                       --------

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6(a)Exhibits                                                         15

Item 6(b)Reports on Form 8-K                                              15

                            INTERWEST HOME MEDICAL, INC.

                        Condensed Consolidated Balance Sheet

                                   June 30, 1998




      Assets                                                  1998

Current assets:
  Cash and cash equivalents                              $ 1,004,603
  Marketable securities                                       47,700
  Accounts receivable                                     10,312,129
  Current portion of long-term receivable                    250,888
  Inventory                                                3,672,960
  Current deferred tax asset                                 241,000
  Deposits and prepaid expenses                               80,698
                                                       -------------

             Total current assets                         15,609,978


Note receivable                                              109,885


Investment in undeveloped real estate                         75,595

Investment in office buildings - net                         497,435

Property and equipment - net                               6,603,325

Intangible assets - net                                    4,921,626


Other assets                                                 401,218
                                                       -------------




                                                         $28,219,062
                                                       ==============

Liabilities and Stockholders' Equity                        1998
                                                          -------


Current liabilities:
  Checks written in excess of cash in bank           $   1,130,397
  Current  portion of long-term debt                     2,535,212
  Notes payable                                          4,659,950
  Accounts payable                                       2,613,760
  Accrued expenses                                         869,923
  Income taxes payable                                     506,838
                                                   ---------------

      Total current liabilities                         12,316,080

Deferred income taxes                                      267,000

Long-term debt                                           6,686,700
                                                   ---------------

      Total liabilities                                 19,269,780

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,088,795  shares issued
      and outstanding                                    3,292,890
  Additional paid-in capital                                   -
  Retained earnings                                      5,656,392
                                                    --------------

      Total stockholders' equity                         8,949,282
                                                    --------------




                                                       $28,219,062
                                                       ===========

                            INTERWEST HOME MEDICAL, INC.

                     Condensed Consolidated Statement of Income



                         Nine months ended June 30,  Three months ended June 30,
                               1998      1997             1998        1997


Revenue:
   Net sales                 $11,481,086  10,862,939   4,100,597   3,835,666
   Net rental income           9,488,130   7,703,203   3,623,502   2,711,798
                              ----------  ----------   ---------   ---------

       Total revenue          20,969,216  18,566,142   7,724,099   6,547,464

Cost of sales and rental       7,913,326   7,510,157   2,848,621   2,633,346
                              ----------  -----------  ----------  ---------


       Gross profit           13,055,890  11,055,985   4,875,478   3,914,118
                              ----------  ----------   ---------   ---------


Operating expenses            10,968,529   9,968,480   4,038,597   3,352,315
                              ----------  ----------   ---------   ---------


  Income from operations       2,087,361   1,087,505     836,881     561,803

Other income (expense):
   Interest expense             (733,661)   (653,580)   (287,548)   (251,100)
   Interest income                97,900      68,910      43,221      36,293
   Other                          (4,372)    (22,452)        436     (13,943)
   Gain on sale of asset            -        575,193          -      575,193
                              ----------  ----------   ---------   ---------


  Income before taxes          1,447,228   1,055,576     592,990    908,246

Income taxes                     398,000     116,000     231,722    102,500
                              ----------  ----------  ----------  ----------



       Net income            $ 1,049,228     939,576     361,268    805,746
                             ============  ==========  ========== ==========

       Net income per share:
            Basic               $0.26         0.24        0.09        0.21
                             ============  ==========  ========== ==========

            Fully Diluted       $0.26         0.24        0.09        0.21
                             ============  ==========  ========== ==========

                            INTERWEST HOME MEDICAL, INC.

                   Condensed Consolidated Statement of Cash Flows

                      Nine Months Ended June 30, 1998 and 1997



Cash flows from operating activities:             1998               1997
                                                  ----               ----

  Reconciliation  of net  income to net cash
   provided  by (used  in)  operating
   activities:
     Net income                                $1,049,228          $939,576
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           1,503,068           991,645
        Gain from sale of undeveloped real
          estate                                   -               (536,304)
        (Increase) decrease in:
         Accounts receivable                   (1,918,478)         (941,258)
         Inventories                              165,185          (224,615)
         Prepaid expenses                          67,544            11,194
         Other assets                              15,108           (77,222)
         Intangible assets                           -                 -
         Accrued interest                            -              (11,250)
         Current portion of long term
          receivables                                -              136,952
      Increase in:
         Accounts payable                         252,526           261,580
         Accrued expenses                         275,328            82,599
         Income tax payable                       343,588            71,701
                                                -----------       ----------


              Net cash provided by
               operating activities             1,753,097           704,598


Cash flows from investment activities:

  Collection of notes receivable                   99,633              -
  Cash used in acquisition                       (195,826)         (300,068)
  Capital expenditures                         (1,584,937)         (846,126)
  Proceeds from sale of undeveloped real
     estate                                          -              188,605
                                               -------------      -----------

              Net cash used in
              investing activities             (1,681,130)         (957,589)
                                               -------------      -----------

                            INTERWEST HOME MEDICAL, INC.

                      Nine Months Ended June 30, 1998 and 1997


                                                  1998              1997
                                                  ----              ----


Cash flows from financing activities:

  Checks written in excess of cash in bank       187,957           140,201
  Borrowings from notes payable               11,690,940         8,534,386
  Payments on notes payable                  (10,455,708)       (8,388,339)
  Issuance of common stock                        54,099           500,000
  Principal payments on long-term debt        (1,508,397)         (873,007)
                                              ------------     --------------

         Net cash provided from
         (Used in) financing activities          (31,109)          (86,759)
                                              ------------     --------------

              Net (decrease) increase
              in cash                            103,076          (339,750)

   Cash, beginning of period                     901,527           539,264
                                              -------------     -------------

   Cash, end of period                       $ 1,004,603          $199,514
                                             ==============     =============



Supplemental schedule of non-cash investing and financing activities

         During the nine months ended June 30, 1998, the Company acquired, in unrelated acquisitions, certain assets of four companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

         Accounts receivable           $     1,176,710
         Inventories                           431,098
         Note receivable                        13,000
         Capital equipment                   1,433,200
         Intangible assets                     844,400
         Other assets                           23,300
                                        --------------
                                             3,921,708
            Less accounts payable               24,098
            Less accrued expenses                7,473
                                        --------------
            Net assets purchased             3,890,137
            Less owner/bank financed
               portion                       3,694,311
                                        --------------

            Net cash invested            $     195,826
                                         =============

         During the nine months ended June 30, 1998, the company sold a portion of its rehab business to a former owner. The sold assets were financed with a note receivable to the buyer. The assets sold consisted of the following:

         Inventory                        $     37,163
         Property and equipment                 22,535
         Intangible assets                     190,302
                                           -----------

            Net assets sold                    250,000
            Note receivable                    250,000
                                           -----------

            Net cash received          $             0
                                       ================

                          INTERWEST HOME MEDICAL, INC.

              Notes to Condensed Consolidated Financial Statements


(1)      Presentation

      The consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc., (Interwest) and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

(2)   Acquisition and proforma information

      During August 1997, Interwest completed a merger with Northwest Home Care (Northwest) by exchanging 465,000 shares of Interwest's restricted common stock for all of the issued and outstanding common stock of Northwest. The merger was accounted for as pooling of interest under Accounting
      Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.

      There were no transactions between Interwest and Northwest prior to the combination. All merger related costs were included in a general and administrative expenses.

      During the nine months ended June 30, 1998, the Company acquired, in unrelated transactions, certain assets of four companies. See supplemental schedule of non-cash investing and financing activities for additional disclosure.

      Unaudited pro forma supplemental information on the results of operations for the nine months ended June 30, 1998 and June 30, 1997 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                 Nine months ended June 30,
                                                     1998        1997

            Net Revenues                         $22,909,000   $18,566,000
                                                 ===========   ===========

            Net Income                            $1,437,000    $939,576
                                                 ===========   ===========

            Net Income per common share:
               Basic                                   $0.35       $0.24
                                                       =====       =====

               Diluted                                 $0.35       $0.24
                                                       =====       =====

      The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

(3)   Lines of Credit

      The Company has lines of credit of $4.3 million and $.8 million available as of June 10, 1998. At that date $4,659,950 was outstanding on those lines.

(4)   Legal

On April 22, 1998, Link Medical, Inc. (a.k.a. Resource Medical, Inc.) filed a complaint in the District Court, County of Arapaho, State of Colorado, against the Company's subsidiary, Interwest Home Medical Equipment Distributors, Inc. ("IMED"), and several other defendants. The facts surrounding the case involve the purchase of the plaintiff's assets by IMED, the breach of non-competition agreements by plaintiff and its shareholders and other matters. In January 1997, IMED purchased the plaintiff's assets for cash and a note. As part of the asset purchase transaction, plaintiff and its shareholders agreed not to compete in the business which IMED had purchased from plaintiff. IMED believes that the plaintiff and some of its shareholders not only competed in violation of the non-competition agreement, but conspired, prior to IMED's purchase of the assets, to induce IMED to purchase the assets and then continue in competition with IMED. The total purchase price to be paid by IMED for plaintiff's assets was $1,100,000 of which IMED has paid $500,000. The remaining $600,000 was due in three annual installments of $200,000 each. IMED did not make the $200,000 installment which was due in January 1998 because of the breaches of the asset purchase agreement by the plaintiff and some of its shareholders. The plaintiff has also named as defendants in the suit, two of its own shareholders and two companies with whom such shareholders are now affiliated. IMED intends to vigorously defend this lawsuit and will file a counterclaim against the plaintiff and a cross claim against the other defendants. The $600,000 balance on the note is reflected as $400,000 in current portion of long-term debt and $200,000 in long-term debt. The financial statements do not reflect any additional accrued liability as the Company believes that the resolution of this matter will not result in any additional material liability.

(5)   Weighted Average

      Income per common share is based on the weighted average number of shares outstanding during the period. Weighted average shares are as follows:

                        Nine months ended June 30,  Three months ended June 30,
                             1998        1997           1998        1997
                        --------------------------  ---------------------------
Weighted average number
  of common shares
    outstanding:

            Basic          4,089,000   3,815,000      4,089,000   3,865,000
                           =========   =========      =========   =========

            Fully Diluted  4,093,000   3,912,000      4,099,000   3,912,000
                           =========   =========      =========   =========

                                       ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The Company revenue and income are derived from a diversified range of home health care products and services. The Company divides its revenues into two categories types: (1) Rentals, which include home oxygen and respiratory care services and home medical equipment, and (2) Sales, which include home respiratory products, home medical equipment and supplies, and rehabilitation services. In August 1997, the Company completed a merger with Northwest Homecare (Northwest) by exchanging 465,000 shares of the Company's common stock for all of the issued and outstanding common stock of Northwest. The merger was accounted for as pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.


Results of Operations

  The following table sets forth for the period indicated a summary of the Company's net revenues by type:

                                     For the Three Months  For the Nine Months
                                         Ended June 3         Ended June 30
                                     --------------------  --------------------

                                       1998      1997         1998      1997
                                       ----      ----         ----      ----
Rentals                              $3,623    $2,712        $9,488    $7,703
Sales                                 4,101     3,835        11,481    10,863
                                      -----     -----        ------    ------
    Total                            $7,724    $6,547       $20,969   $18,566
                                     ======    ======       =======   =======


      Operating revenue is comprised of sales and rental revenue. Net revenues for the three months ended June 30, 1998 increased 18% to approximately $7,724,000 compared with the three months ended June 30, 1997. Net revenues for the nine months ended June 30, 1998 increased 13% to approximately $20,969,000 compared with the nine months ended June 30, 1997. Approximately $964,000 of the net revenue increase for the three months ended June 30, 1998 and $1,910,000 for the nine months ended June 30, 1998, is attributable to acquisitions, while net revenue increases of $213,000 for the three months ended June 30, 1998, and net revenue increases of $493,000 for the nine months ended June 30, 1998 reflects internal growth. Internal growth was reduced by products and services (marginal operations) which the company no longer considered profitable and therefore refocused its resources. Those marginal operations had revenue of approximately $750,000 for the three months ended June 30, 1998, and $1,500,000 for the nine months ended June 30, 1998.

      The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market. Same store sales revenue has increased at a slower rate as a result of this marketing shift, the sale of certain marginal lines of its business in Nevada and the elimination of certain marginal lines of its business in Colorado.

      On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998 to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year are reduced to 70 percent of the fee schedule amounts in effect during 1997.

      The BBA freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002. The BBA reduces payments for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002.

      The BBA authorizes the Department of Health and Human Services ("HHS") to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducts in not more than three competitive acquisition areas. As of August 12, 1998, HHS had announced one demonstration project to be conducted in Polk County, Florida. The Company does not provide any services in Florida. The BBA also included provisions designated to reduce health care fraud and abuse including a surety bond requirement for durable medical equipment providers.

      Gross profits as a percentage of net revenues were 63% and 60% for the three months ended June 30, 1998 and 1997, respectively. Gross profits as a percentage of net revenues were 62% and 60% for the nine months ended June 30, 1998 and 1997, respectively. The increases are primarily due to increases in rental revenue, which traditionally has higher margins, as percentage of total revenue and to reductions in sales revenue from the sale and elimination of certain marginal lines of business. Such increases were partially offset by reduced reimbursements from Medicare as described above.

      Operating expenses, which consist of selling, general and administrative expenses, increased as a percentage of net revenues to 52% from 51% for the three months ended June 30, 1998 and 1997, respectively. The increase is primarily due to the effects of the reduced reimbursements from Medicare as described above. Operating expenses decreased as a percentage of net revenues to 52% from 54% for the nine months ended June 30, 1998 and 1997, respectively. The decrease is primarily due to the Company's successful integration of acquired businesses into its existing locations and to the Company's efforts to reduce its costs in line with reduced reimbursements from Medicare as described above.

     Interest expense increased to $287,548 for the three months ended June 30, 1998 compared to $251,100 for the same period ended June 30, 1997. Interest expense as a percentage of revenue decreased to 3.7% for the three month period ended June 30, 1998 from 3.8% for the three month period ended June 30, 1997. Interest expense increased to $733,661 for the nine months ended June 30, 1998 compared to $653,580 for the same period ended June 30, 1997. Interest expense as a percentage of revenue remained at 3.7% for both nine month periods ended June 30, 1998 and 1997. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The decrease was primarily attributable to decreased borrowing rates and the increase in net revenues.



Financial Condition

      The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. Currently, the Company has no material commitments for capital expenditures. For the nine months ended June 30, 1998, net cash provided by operating activities was $1,941,054 as compared to $844,799 for the same period ended 1997, an increase of $1,096,255 or 230%. Significantly contributing to cash provided from operations were increased income and non-cash expenses of amortization and depreciation.

      During the nine month period ended June 30, 1998 the Company acquired certain assets of a Henderson, Nevada based pharmacy, a Vernal, Utah based company, a Phoenix, Arizona based company and Medico, the Utah Home Medical Equipment ("HME") operations of Columbia/HCA. The Henderson pharmacy has been in business for 5 years providing respiratory medications and other pharmaceuticals. Its respiratory medications revenues are approximately $400,000 annually. The Vernal company has been in business for 4 years providing home oxygen and HME services. Its revenues are approximately $400,000 annually. The Arizona company has been in business for 37 years providing home oxygen and HME services. Its revenues are approximately $3,000,000 annually. Medico has been in business approximately 12 years providing home oxygen and HME services. Its revenues are approximately $2,500,000 annually.

      On June 30, 1998, the Company's working capital was approximately $3,294,000 compared to approximately $2,645,000 at September 30, 1997, an increase of approximately $1,049,000 or 25%. The increase is primarily due to an increase in revenues for the nine months ended June 30, 1998 resulting in increased accounts receivable and from acquisition activities. The Company received payments on the note receivable which is currently past due of approximately $99,000 during the nine months ended June 30, 1998.

      Accounts receivable increased 43% to approximately $10,312,000 for the nine months ended June 30, 1998 from approximately $7,215,000 at September 30, 1997. The increase was due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities.

      Inventory was approximately $3,673,000 at June 30, 1998 compared to approximately $3,444,000 at September 30, 1997, an increase of 7%. Inventory levels have increased primarily due to acquisitions although the amount has been offset by lines of business either sold or eliminated.

      At June 30, 1998, the Company held property and equipment, net of depreciation, used in its business amounting to approximately $6,603,000 compared to approximately $5,006,000 at September 30, 1997, an increase of 32%. The increase in property and equipment is attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue.

      Current liabilities increased 29% to approximately $12,316,000 at June 30, 1998 compared to approximately $9,580,000 at September 30, 1997. Current assets increased 28% to approximately $15,610,000 from approximately $12,225,000 at September 30, 1997. The increases are primarily due to acquisitions completed during the nine month period.

      The Company has a $4.35 million revolving operating line of credit with its principal bank which was renewed effective January 31, 1998. The Company also has a $.8 million revolving operating line of credit with its principal bank which was renewed effective October 4, 1998. Borrowing under the Company's lines of credit are secured and limited to 75% of eligible accounts receivable and 50% of inventory. Interest on these lines of credit is payable monthly at the bank's primary lending rate minus .5%. As of June 30, 1998, and September 30, 1997, $4,659,950 and $3,362,500, respectively, were outstanding under the lines of credit and are included in notes payable in the accompanying balance sheet. The increase is primarily due to increased volume resulting in greater working capital requirements.

      On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the optionees elect to exercise their rights in full, the total proceeds to the Company would be approximately $5.9 to $6.5 million. On December 19, 1996, the investors paid a $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at $4.28 per share within 180 days. During 1997, the optionees exercised the option by paying an additional $694,500 in exchange for 162,266 shares of the Company common stock and issuance of warrants for 162,266 shares of common stock exercisable at $4.28/$4.75/$5.25 per share during the respective warrant year with a term of three years. Also during 1997, the optionees paid a $100,000 option fee providing the right to exercise options to purchase 142,857 shares of common stock at $4.78 per share within 180 days. The Company has extended the exercise period.

      There have been no other significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements.

      During the nine months ended June 30, 1998 under a previously approved plan the company sold to certain members of the board of directors an aggregate of 14,546 shares of its common stock at an average price of $3.72 per share.

Inflation

      Inflation continues to apply moderate upward pressure on the cost of goods and services provided by Interwest Home Medical. However, management believes the net effect of inflation on operations has been minimal during the past three years.

Year 2000

      The Company has ordered software upgrades for its accounting and data processing systems to be installed in the fourth fiscal quarter of 1998 that are warranted by the vendor to be Y2K compatible. In addition, the Company has determined that some of its telephone systems require software upgrades and has begun efforts to upgrade its telephone systems or purchase compatible systems as necessary. The aggregate costs to upgrade systems for Y2K compliance appear to be below $100,000 and will be amortized over five years. There do not appear to be any other material internal issues at this time.

      The Company has communicated with its primary vendors and has determined that all are making significant progress toward their Y2K compliance, and that the Company has sufficient alternatives to obtain the necessary products and services.

      The Company has not yet been able to determine the Y2K compliance of its customers nor its payers (e.g., Medicare, various state Medicaid programs, insurance companies, etc.). Their inability to adequately prepare their systems could materially affect their payment to the Company for services provided. The financial institutions with whom the Company has its material relationships have represented to the Company that their Y2K compliance programs are substantially under way with final testing to begin in October-November of 1998.

Forward Looking Statements

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, rules and regulations relating to home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; (C) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for the Company's products and services; and (v) other risks detailed in the Company's Securities and Exchange Commission filings.

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On April 22, 1998, Link Medical, Inc. (aka Resource Medical, Inc.) filed a complaint in the District Court, County of Arapahoe, State of Colorado, against the Company's subsidiary, Interwest Home Medical Equipment Distributors, Inc. ("IMED"), and several other defendants. The facts surrounding the case involve the purchase of the plaintiff's assets by IMED, the breach of non-competition agreements by plaintiff and its shareholders and other matters. In January 1997, IMED purchased the plaintiff's assets for cash and a note. As part of the asset purchase transaction, plaintiff and its shareholders agreed not to compete in the business which IMED had purchased from plaintiff. IMED believes that the plaintiff and some of its shareholders not only competed in violation of the non-competition agreement, but conspired, prior to IMED's purchase of the assets, to induce IMED to purchase the assets and then continue in competition with IMED. The total purchase price to be paid by IMED for plaintiff's assets was $1,100,000 of which IMED has paid $500,000. The remaining $600,000 was due in three annual installments of $200,000 each. IMED did not make the $200,000 installment which was due in January 1998 because of the breaches of the asset purchase agreement by the plaintiff and some of its shareholders. The plaintiff has also named as defendants in the suit, two of its own shareholders and two companies with whom such shareholders are now affiliated. IMED intends to vigorously defend this lawsuit and will file a counterclaim against the plaintiff and a cross claim against the other defendants. The $600,000 balance on the note is reflected as $400,000 in current portion of long-term debt and $200,000 in long-term debt. The financial statements do not reflect any additional accrued liability as the Company believes that the resolution of this matter will not result in any additional material liability.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information. None

Item 6(a)Exhibits.  None.

Item 6(b)Reports on Form 8-K.  None

                                       SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1998                 INTERWEST HOME MEDICAL, INC.



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