Form 10KSB
period 1998-09-30
INTERWEST HOME MEDICAL INC
filed 1999-01-06
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-KSB


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 1998

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

      The Issuer's revenues for the fiscal year ended September 30, 1998 were $28,636,000.

      As of December 15, 1998, 4,089,029 shares of the Issuer's common stock were issued and outstanding of which 1,849,442 were held by non-affiliates. As of December 15, 1998, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the NASD's SmallCap Market System of $ 2.63) was approximately $ 4,854,785.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Interest  Home  Medical,   Inc.  and  subsidiaries   ("Interwest"  or  the
"Company") provide a diversified range of home health care services and products. The Company currently conducts its business from twenty-eight (28) locations in the States of Utah, Colorado, Idaho, Arizona, Nevada, California and Alaska and serves over 20,000 customers. The Company divides its products and services into three general categories:

            1. Home Oxygen and Respiratory Care Services. The Company primarily provides oxygen and other respiratory therapy services to patients in the home. Interwest Home Medical has more than 20 respiratory therapists on staff whose focus is training and monitoring patients in the proper use of home oxygen equipment, nebulizers and unit dose medications, apnea monitors, sleep disorder equipment, ventilators, home phototherapy, and other respiratory services.

            2. Home Medical Equipment and Supplies. The Company provides a wide variety of home medical equipment including items such as hospital beds, manual and powered wheelchairs, patient lifts, commodes, bathroom aids and safety equipment, powered scooters, walkers, canes, and other home medical supplies.

            3.   Rehabilitation    Services.   The   Company   provides   custom
      rehabilitation equipment and services which include custom fitted and adaptive wheelchairs, seating systems, home and workplace lifts, specialized beds, and physical therapy equipment.


      Many of Interwest's customers suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Others suffer from causes incident to aging or debilitating conditions which require recuperation in a non-critical care setting. Some of the Company's customers have permanent disabilities which require adaptive equipment to allow the individual to attain and acceptance degree of independence.

      The Company's business is impacted by extensive political, economic and regulatory influences, which continue to subject the health care industry in the United States to fundamental change. During fiscal 1998, significant changes to the Medicare system of reimbursement were enacted in connection with the Balanced Budget Act of 1997 ( "BBA"). Reductions in Medicare oxygen services reimbursement rates which resulted from the BBA have had and are expected to continue to have an adverse impact on the Company's current and future operations. Recent regulatory changes proposed by the Health Care Financing Administration ("HCFA"), if enacted, could result in additional changes in the system of Medicare reimbursement. The uncertainty of the outcome of additional legislative and regulatory changes facing the industry have had a significant impact on the industry.

       The Company's revenues are generated from selling and renting home medical equipment and supplies and from providing a variety of services to customers. Revenues and income for the last five fiscal years were as follows:

                            1998       1997        1996        1995      1994
                         ---------   --------    --------    --------   -------
Revenues (in 000's)       $28,636    $24,845     $22,426     $17,829    $12,490

Pre-tax Income Before      $1,961     $1,479        $697      $1,486       $591
Accounting Charge
Net Income                 $1,426       $657        $595      $1,346       $421

      Currently, revenues are divided between sales and equipment rentals. For the fiscal years ended September 30, 1998 and 1997 sales were 51% and 58% of total revenues while rentals represented 49% and 42% of total revenues, respectively.

      The Company completed 17 acquisitions and one merger in both existing and new markets between fiscal 1996 and 1998, including five acquisitions in fiscal 1998. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition.

History of the Company

      From its inception in 1983 to February 1995, the Company was primarily engaged in the management of certain real estate assets. In February 1995, the Company acquired Interwest Medical Equipment Distributors, Inc., a Utah-based regional provider of Home Medical Equipment products and services since 1957, in a reverse merger and changed its name to Interwest Home Medical, Inc. The Company's primary current operations involve home medical equipment services and any operating results from the management of real estate assets other than sales of real estate assets are immaterial.

Industry Overview

      The importance of home health care is increasing as a result of significant economic pressures within the health care industry. Total expenditures within the health care industry, which have increased at twice the rate of inflation in recent years, were approximately $1.3 trillion in 1997. The ongoing pressure to contain health care costs, while maintaining high quality care, is accelerating the growth of alternate site care, such as home health care, that reduces hospital admissions and lengths of hospital stays. Home health care, one of the fastest growing segments of the health care industry, had estimated total expenditures in 1997 of approximately $37 billion, including $25 billion for nursing and related patient services, $6 billion for infusion therapy services, $3.5 billion for home respiratory therapy services, and $2 billion for durable medical equipment.

      The growth in home health care is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers. Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of (i) advances in medical technology, which have facilitated the delivery of services in alternate sites, (ii) demographic trends, such as the increasing proportion of the population over the age of 65, and (iii) a strong preference among patients to receive health care in their homes.

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

Strategy

      The Company's objective is to increase its market share through internal growth and acquisitions. Interwest focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of selective home medical equipment services to managed care and other third-party payors.

      As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition and concentrate primarily upon internal growth.

      The Company believes the market for home respiratory and durable medical equipment services is highly fragmented on both a national and regional basis, and most participants are "mom and pop" companies with limited market share. The Company believes by combining small participants into a single larger company, product purchasing, accounting, claims processing and marketing could be centralized and aggregate operations would be more efficient. The Company estimates there are over 3,000 home respiratory and/or durable medical equipment companies suitable and available for acquisition. The Company intends to grow in part by acquiring some of these companies.

      The Company's business strategy is to develop an efficient and effective organization that specializes in providing selected home medical equipment services and products. The Company's future growth is projected to be derived from two principal sources: (i) increased services and product sales and rentals from its existing operations, and (ii) revenues generated by businesses which may be acquired in the future. During the last five years, the Company's revenues increased by approximately 130% from the $12,490,000 for the year ended September 30, 1994.

      During fiscal 1998 Interwest acquired the assets of five (5) other businesses and sold assets and operations of one business all of which contributed to the 15% net increase of fiscal 1998 revenues over fiscal 1997 revenues. The total purchase price paid by the Company for such acquisitions was approximately $4.4 million paid in cash, notes and assumption of debt. The operations acquired in 1998 had aggregate annualized revenues of approximately $7.5 million at the time of acquisition. These acquisitions resulted in the addition of 4 new branches.

Products and Services Offered to Customers

      The Company provides a wide variety of home respiratory and durable medical equipment products and services on a sale or monthly rental basis. Customers are usually referred by a physician, hospital discharge planner, other medical professional, or insurance contract. The
Company's customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of the Company's services and products to the patient. The services provided include delivering and installing medical equipment, training patients and their care givers in the proper use of products in the home, monitoring patients' compliance with their individualized treatment plans, reporting to the physician and/or managed care organization, maintaining equipment and processing claims to third party payors. The customer remains under the physician's care and medical supervision. The company employs respiratory therapists to perform certain training and other functions who are licensed where required by applicable law.

      The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                Percent of Revenues
                                       1998     1997        1996        1995
                                       ----     ----        ----        ----
 Home oxygen and respiratory care
    services                            55       44          39          39
 Home medical equipment and supplies    34       29          28          30
 Rehabilitation products                11       27          33          31
                                       ---      ---         ---         ---
                    Total              100      100         100         100
                                       ===      ===         ===         ===

      Home Oxygen and Respiratory Care Services. Industry-wide home respiratory market revenues were an estimated $3.5 billion in 1997, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with chronic obstructive pulmonary disease, which is attributable, to a large extent, to the increasing proportion of the population over the age of 65.

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

      o Nebulizers and prescribed medications to deliver aerosol medications to patients. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

      o     Home  ventilators  to  sustain  a  patient's   respiratory  function
            mechanically in cases of severe respiratory failure when a patient can no longer breathe normally.

      o Non-invasive positive pressure ventilation ("NPPV") to provide nocturnal ventilatory support for neuromuscular and COPD patients. This therapy improves daytime function and decreases incidents of acute illness.

      o Continuous positive airway pressure ("CPAP") therapy to maintain open airways in patients suffering from obstructive sleep apnea ("OSA") by providing airflow at prescribed pressures during sleep.

      o Apnea monitors to monitor and warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

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

      Home Medical Equipment and Supplies. These products include patient room equipment (such as hospital beds, patient lifts and commodes), manual and powered wheelchairs, ambulatory aids (such as walkers and canes), bathroom aids and safety equipment, and various medical supplies. The Company maintains retail stores and showrooms where customers may select from alternatives the needed products and/or supplies. The products offered by the Company range in price from a few cents to customized wheelchairs priced at $20,000 and above.

      Rehabilitation Products. The Company is one of a limited number of providers of adaptive rehabilitation equipment. Its rehabilitation technology specialists work in conjunction with physicians, physical and occupational therapists, special education teachers, case managers and association personnel to design and adapt wheelchairs and other therapy equipment for use by physically challenged persons. During 1998, the Company sold or substantially reduced its provision of rehabilitation products in all branches except for Utah and Alaska due to payment or profitability difficulties.

      The Company's rehabilitation services include custom fitting, adapting and repairing wheelchairs and related seating systems for persons affected with cerebral palsy, muscular dystrophy and its related conditions, spinal cord injuries, head injuries, arthritis, and other disabling diseases. The Company also sells and installs specialized wheelchair elevators and stairway lifts in commercial buildings primarily through successful competitive bids which are installed and maintained by a few trained service technicians who are certified through a national dealer organization. Some of the Company's facilities include a national "Certified Repair Center" which provides warranty, maintenance and repair services for most home medical equipment.


Organization and Operations

      Management. The Company is managed at the executive level as a system of locally managed businesses. The Company seeks to address the local market needs of the home health care industry through its branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. Since the provision of home health care services is generally a local business, the Company provides its branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs. Incentive plans are designed to reward performance based upon revenue increases, earnings contribution and accounts receivable collection primarily for branch teams. The central corporate office provides support in marketing, sales and staff training, contracting with managed care organizations, purchasing and accounting functions.

       MIS. Each of the Company's branch locations are equipped with computer systems that are on-line with the central corporate computer. The software is provided and maintained by an industry leading software vendor. This system has enabled the Company to standardize operating processes, track operating performance by branch, control and manage accounts receivable, process customer orders, improve inventory management, reduce administrative overhead, facilitate interbranch communications and gather statistical data in order to provide patient management information to managed care organizations. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. The Company also focuses upon quickly integrating the information systems of acquired businesses as a part of its overall integration efforts.

      The Company currently sells and rents equipment and/or provides services from the following retail locations:

                                            Year Opened
      State       City                       Or Acquired

      Colorado    Colorado Springs           1995
                  Denver                     1994
                  Greeley                    1996
                  Fort Collins               1996
                  Fort Morgan                1996

      Idaho       Boise                      1987
                  Idaho Falls                1991
                  Twin Falls                 1994

      Nevada      Las Vegas/Henderson        1992
                  Reno                       1996
                  Fallon                     1996

      Utah        Murray (Main Office)       1978
                  Ogden                      1989
                  Pleasant Grove             1983
                  Price                      1988
                  Salt Lake Downtown         1995
                  Vernal                     1994
                  St. George                 1996
                  Cedar City                 1997
                  Logan                      1998

      California  Quincy                     1997
                  Chester                    1997

      Alaska      Anchorage                  1997

      Regional    Interwest Home Pharmacy    1997

      Arizona     Phoenix (2)                1998
                  Mesa                       1998
                  Scottsdale                 1998

Sales and Marketing

      The Company believes the sales and marketing skills of its employees have been instrumental in its growth to date and are critical to its future success. The Company emphasizes to its employees the importance of patient base growth and retention by providing quality service to physicians and their patients. Approximately 50 of the Company's employees are actively involved in sales and marketing either in full or in part, of the Company's products to health care organizations and other customers. Key marketing targets include, but are not limited to, managed care organizations, hospital-based health care professionals, physicians and their staffs, home care agencies, private practice therapists and case managers. Sales representatives receive regular clinical and technical training to represent the Company's major product lines of products and services. The Company's sales representatives maintain continual contact with medical professionals in order to strengthen these relationships.

      Given the shift toward managed health care, an integral component of the Company's overall sales strategy is to seek preferred provider contracts with various managed care organizations. Managed care organizations have grown substantially in terms of the percentage of the population covered by such plans and their influence over an increasing portion of the health care economy. These contracts typically designate the Company as one of a limited number of preferred providers of certain services in selected areas but do not establish an exclusive relationship. The Company currently has approximately 100 preferred provider agreements that are both local and regional in scope to provide home medical equipment services and supplies to the beneficiaries of these managed care entities. Total revenue generated from these agreements amounted to approximately 24% and 20% of total revenues for the years ended September 30, 1998 and 1997.

      During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts The Company's contracts with managed care organizations will change from time to time as either the Company or a managed care organization determines not to continue with such contract. The Company will continue to enter additional managed care contracts with managed care organizations seeking new providers. As a result, the Company's relationships with its managed care referral sources may continue to change. There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations.

     Quality of service is emphasized throughout the Company's organization both in the hiring and training of its clinical personnel and the manner in which its home health care services are delivered. Quality assurance and training are directed and monitored by a Director of Quality Improvement, who is an experienced health care professional. The Company has received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized organization that has established voluntary standards for the provision of home health care services. The Company believes the JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. Accreditation by JCAHO (the program began in 1988) is one of the few indicators that referral sources have for judging the standard of quality of a home health care provider and is increasingly being considered a prerequisite for entering into contracts with managed care organizations. The Company was the first company located west of the Mississippi River to complete its accreditation, which occurred in 1988. As of December 1998, 18 of the Company's branches are accredited by JCAHO, 4 in Arizona are awaiting the result of survey completed during 1998, and 5 satellite branches are not separately accredited as they are managed by an accredited branch. JCAHO does not accredit mail-order pharmacy operations and accordingly, the Company's respiratory mail-order pharmacy operations are not eligible for such accreditation. Upon acquiring companies in existing or new regions which are non-accredited, the Company may choose to have a particular company/branch undergo the JCAHO accreditation process, generally within twelve to eighteen months after acquisition.

Reimbursement for Services

      A substantial percentage of the Company's revenues are derived from payments made by third party payors including Medicare, Medicaid and private insurance companies. For the years ended September 30 as indicated, the Company's revenues from these sources were allocated as follows:

      Payor                                  Percent of Total Revenues

                                            1998     1997     1996     1995
                                            ----     ----     ----     ----

      Medicare                                33      30        28       33
      Medicaid                                 6       6         9        6
      Managed care organizations              24      20        18       17
      Private insurance companies             12      20        19       18
      Private pay (includes patient copays)   17      17        18       19
      Over-the-counter sales                   8       7         8        7
                                            -----    -----    -----    -----

            Total                            100      100      100      100
                                            =====    =====    =====    =====

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

      The Company has achieved increased operating revenue in home respiratory and other medical equipment operations despite increased regulation and certain reimbursement reductions (see further discussion under "Government Regulation"). While the increased regulation tends to reduce the amount of reimbursement from government sources for individual cases, the Company believes the continued increased regulation also benefits the Company by reducing the competition from joint ventures and fee revenue sharing arrangements, which the Company has historically avoided.

      The Company's levels of operating revenue and profitability, like other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce health care costs by lowering reimbursement rates and increasing case management review of services. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefitted from those cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives are increasingly aimed at reducing the health care delivery costs at non-hospital sites. Changes in reimbursement policies by third-party payors, or the reduction in or elimination of such reimbursement programs, could have a material adverse impact on the Company's revenues. Various state and federal health care reform initiatives may lead to additional changes in reimbursement programs.

Purchasing

      Each branch office is responsible for determining its inventory needs and submitting requisitions to a centralized purchasing department. Using this input, personnel located at the Company's headquarters select and purchase virtually all equipment and supplies. Purchased inventory is shipped by vendors to the specific location instructed by the Company. In fiscal 1998, the Company purchased products from over 700 suppliers. The Company believes it has good relationships with its suppliers and has alternative sources to purchase nearly all the products it provides to customers.

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

      Interwest Home Medical has no long-term contracts for the purchase of inventory although it has pricing agreements with several suppliers, many of which are arranged through its affiliation with The MED Group. The Company believes its relationships with suppliers are good and that alternative sources of supply exist, at similar costs and on similar terms for most of the products purchased.

Competition

      The home respiratory and durable medical equipment market is highly competitive and fragmented. The barriers to enter into the market are low and, accordingly, competition is intense. While there are four national providers and approximately ten regional providers, the vast majority of the Company's competition comes from small, locally owned firms. Quality of service is the single most important competitive factor. Other competitive factors in the market are the ability to develop and maintain contractual relationships with managed care organizations, price of services, ease of doing business with the provider, the mix of products and services offered and the reputation with referring persons. The Company believes it competes effectively in each of its lines of business with respect to these factors.

      Other types of health care providers including hospitals, home health agencies, physicians and new health "super stores" have entered, and may continue to enter, the Company's various lines of business. However, the Company believes its wide variety of home medical equipment products and services broadens its appeal to managed care organizations and local health care professionals.

      The entire health care and medical product and service market is under pressure to reduce costs and increase efficiencies. The Company intends to attempt to reduce costs and increase efficiencies through its growth strategy. The Company believes it currently competes effectively in the market and will continue to take all action necessary to remain competitive. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide services that the Company cannot currently provide nor has any plans to provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business which could adversely affect the Company's operating results.

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

      The Balanced Budget Act of 1997 ("BBA"), enacted in August 1997, reduces the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 30%, with 25% effective January 1, 1998 and an additional 5% effective January 1, 1999 from the 1997 fee schedule. Compounding these reductions is a freeze on reimbursement rates for all other equipment and supplies through 2002. The BBA also reduces payments for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. Approximately 21% and 15% of the Company's total revenues for the years ended September 30, 1998 and 1997 were derived from the provision of oxygen services to Medicare patients.

      The BBA also extends to the Health Care Financing Administration ("HCFA") authority to alter certain reimbursement rates that are not inherently reasonable. As of December 15, 1998, HCFA is proposing additional cuts to the following Medicare payment rates that affect the Company: a 10.5% reduction for albuterol (a respiratory drug) as of January 1, 1999. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

      The BBA authorizes the Department of Health and Human Services ("HHS") to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The only project announced as of December 15, 1998 will be conducted in Polk County, Florida. Additionally, the Company will be required to have surety bonds of at least $50,000 for each durable medical equipment company that it operates.

         Fraud and Abuse Laws. The Company is subject to Federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs as well as in relation to private payors. The Company also is subject to Federal and state laws governing certain financial relationships with physicians and other fraud and abuse laws prohibiting the submission of false claims.

         The Federal Medicare and Medicaid "Anti-kickback Statute" prohibits certain conduct involving improper payments in connection with the delivery of items or services covered by a number of Federal and state health care programs. Among other things, these prohibitions apply to anyone who knowingly and willfully solicits, receives, offers, or pays any remuneration in return for referring an individual to another person for the furnishing, or arranging for the furnishing, of any item or service that may be paid, in whole or in part, by the Medicare, Medicaid or other Federal health care programs. To date, courts have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, including physicians and other direct health care providers, as well as persons who do not have a direct role in the provision of health care services. Violations of the statute may result in criminal penalties, including fines of up to $25,000 and imprisonment for up to five years for each violation, exclusion from participation in the Medicare and Medicaid programs, and civil penalties of up to $50,000 and treble the amount of remuneration for each violation. The BBA increases accountability and strengthens program integrity through additional fraud and abuse penalties.

         HHS's Office of Inspector General ("OIG") has adopted regulations creating "safe harbors" from Federal criminal and civil penalties under the Anti-kickback Statute by identifying certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Additional safe harbors have also been proposed, and the OIG has recently solicited proposals for developing new and modifying existing safe harbors. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but such arrangements would risk scrutiny and may be subject to civil sanctions or criminal enforcement action.

         The Federal self-referral or "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services provided by the Company), the physician is prohibited from referring a Medicare patient to the health care provider, and that provider is prohibited from billing Medicare, for the designated health service. The Stark Law has certain statutory exceptions. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to significant amendments enacted in 1993. The preamble to these regulations states that HCFA intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the "Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. At this time, the Company believes that its investments will qualify for the publicly-traded securities exception because it has shareholder equity of at least $75,000,000. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law, and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare program. In addition, a state cannot receive Federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent as under a state Medicaid plan.

         A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $10,000 per false claim. In addition, a civil penalty of up to $15,000 may be assessed for engaging in other activities prohibited by this statute. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery. Recent government efforts have been made (with mixed success) to assert that any claim resulting from a relationship in violation of the Anti-kickback Statute or the Amended Stark Law is false or fraudulent under the False Claims Act. The Company carefully monitors its submissions of Medicare and Medicaid claims and all other claims for reimbursement to assure that they are not false or fraudulent, and as noted above, believes that it is in substantial compliance with the Anti-kickback Statute or the Amended Stark Law.

         The OIG instituted "Operation Restore Trust" ("ORT") in May 1995 in the five states with the highest Medicare expenditures (California, Florida, New York, Texas and Illinois) and has since been expanded to all fifty states. Operation Restore Trust is intended to counter health care fraud, waste and abuse in targeted areas that HHS believes to be particularly vulnerable to fraud and abuse, including home health care, nursing homes and home medical equipment. The OIG also has issued "Fraud Alerts" relating to improper business practices in the provision of medical supplies to nursing homes, and is expected to issue additional Fraud Alerts in the future as a means of advising the public of suspect business arrangements and practices in the health care industry. In addition, providers of home medical equipment, wound care supplies and other products and services are expected to be subject to increased scrutiny for practices involving fraud and abuse.

         Many states, including the states in which the Company operates, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also have begun requiring health care practitioners and/or other providers to disclose to patients any financial relationship with a provider, including advising patients of the availability of alternative providers.

         The Company continues to review all aspects of its operations and believes that it is in substantial compliance with all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law, False Claims and applicable state laws, although because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these provisions. The Company intends to monitor developments under these Federal and state fraud and abuse laws. At this time, the Company cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state fraud and abuse laws may have on the Company's business, financial condition, cash flows or results of operations.

      As part of ORT, HHS has contracted with ChoicePoint, an independent organization, to conduct on-site surveys of home respiratory and durable medical equipment companies in order to determine compliance with certain minimum standards of participation as required by HHS. As of December 15, 1998, nearly one-half of the Company's locations had been visited by representatives of ChoicePoint and no notices of deficiency had been received by Interwest.

      On June 3, 1998, HHS issued a federal Medicare regulation, commonly referred to as the Incentive Program for Fraud and Abuse Information, which will make citizens who alert Medicare of possible acts of fraud and abuse eligible for rewards if their information leads directly to the recovery of Medicare money. The program will be launched in January 1999 and will reward the individual reporting the fraud the lesser of 10% of the recovered payment or $1,000.

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

Year 2000 Compliance

      The Company installed software upgrades for its accounting and data processing systems in the fourth fiscal quarter of 1998 that are warranted by the vendor to be Y2K compatible. In addition, the Company has determined that some of its telephone systems require software upgrades and has begun efforts to upgrade its remaining telephone systems or purchase compatible systems as necessary. The aggregate costs to upgrade systems for Y2K compliance appear to be below $100,000, of which approximately $45,000 has been incurred to date, and will be amortized over five years. There do not appear to be any other material internal issues at this time.

      The Company has communicated with its primary vendors and has determined that all are making significant progress toward their Y2K compliance, and that the Company has sufficient alternatives to obtain the necessary products and services.

      However, the Company has not yet been able to determine the Y2K compliance of its customers nor its payers (e.g., Medicare, various state Medicaid programs, insurance companies, etc.). The failure by a significant government or private payor to adequately correct Y2K systems issues, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Y2K progress of its payors to determine the potential impact to the Company.

      The financial institutions with whom the Company has its material relationships have represented to the Company that their Y2K compliance programs are substantially under way with final testing to be completed in the first half of 1999.

 Insurance

      In recent years, participants in the health care market have become subject to an increasing number of malpractice and product liability lawsuits, many of which involve large claims and significant defense costs. As a result of the liability risks inherent in the Company's lines of business, including the risk of liability due to the negligence of health care professionals employed by or otherwise under contract to the Company, the Company maintains liability insurance intended to cover such claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate, or that the Company can obtain liability insurance in the future on acceptable terms or at all.

      The Company currently has in force general liability insurance, including professional and products liability, with coverage limits of $4.0 million per occurrence and in the aggregate annually (with no deductible either per occurrence or in the aggregate annually). The Company's insurance policies provide coverage on an "occurrence" basis, have certain immaterial exclusions from coverage and are subject to annual renewal.

Environmental Matters

      Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, wastes, pollutants or contaminates. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability, damages, injunctions, fines, penalties or other governmental agency actions. The Company is not aware of any pending or threatening claim, investigation or enforcement action regarding environmental issues which if determined adversely to the Company, would have an adverse effect upon the capital expenditures, earnings, or competitive position of the Company. The annual costs of compliance with environmental laws are not considered by the Company to be material.

Employees

      As of December 1998, the Company had approximately 300 full-time equivalent employees. The Company's employees are not currently represented by a labor union or other labor organization. As the Company's business grows, it will hire additional employees as may be reasonably necessary to conduct its business. The Company believes the relations between its management and its employees are good.


ITEM 2.  PROPERTIES

Headquarters

      The Company's headquarters and retail facilities are located in Salt Lake City, Utah. The Company leases a 26,000 square foot facility at 235 East 6100 South. The facilities are leased from a third party pursuant to a lease expiring December 21, 2008. The Company has options to renew the lease for an additional 15 years. Rent is currently $14,281 per month on a triple net basis and increases to $18,000 per month in July 2007.

Other Retail and Office Facilities

      In addition to its headquarters, the Company leases twenty-seven (27) other facilities which range in size from 1,000 square feet to 8,000 square feet. Most of these leases are for terms of three-to five years and most have renewal options. The aggregate annual lease payments for these other facilities were $627,000 for the year ended September 30, 1998. See further disclosure in
Note 10 - Lease Obligations in the financial statements.

Real Property Owned

      The Company owns five acres of undeveloped property in Provo, Utah, approximately 40 miles south of Salt Lake City.

      At September 30, 1998, the Company owned a three-level office building known as the Securities Savings and Loan Building located at 170 South Main Street, Pleasant Grove, Utah. The building was sold on October 15, 1998 for 20% cash and a six-month note for the balance. The building consists of approximately 9,500 square feet and was originally used as a bank. As of September 30, 1998, the building was leased to various tenants. The leases are net leases whereby the tenants pay monthly rents which total approximately $6,000 per month, and the Company pays taxes and insurance.

      The Company intends to sell its properties and use the proceeds as working capital. There are no material liens or other limitations on ownership of any property held by the Company other than a general lien from the Company's bank under the general credit line which is disclosed in Note 8 - Long Term Debt in the financial statements.


ITEM 3.  LEGAL PROCEEDINGS

      In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court County, County of Arapahoe, Colorado. Link contends that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on December 20, 1996. Link seeks to recover $600,000, plus interest at 8% per annum, and attorney's fees and costs. Interwest believes that it owes no additional money to Link because there has been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest has also filed a Counterclaim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and seeking to recover at least $500,000 plus interest, attorney's fees and costs. In addition, Interwest has filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims are varied in nature, but include such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally seek to recover at least $500,000.

      In June 1998, American Springs Development ("ASD") commenced litigation against the Company which was filed in the Fourth District Court in Provo, UT. ASD claims that the Company breached a warranty of title in connection with the sale of real property, and that it has suffered damages it estimates to be at least $50,000. The Company has counterclaimed against the ASD alleging that the deed should be reformed and denying any liability. ASD remains indebted to the Company for the purchase price of the property which, as of December 1998 was in a past due amount of approximately $168,500.

      In October 1998, Interwest was served with an Amended Complaint filed by Buckeye Welding Supply Company ("Buckeye") in district Court, Weld County, Colorado. Buckeye contends that Interwest owes it $113,546 on open account and for the fair market value of certain oxygen cylinders (allegedly in excess of $60,000) which Buckeye contends Interwest has not returned to it. Interwest denies that it owes Buckeye the amount of the claim and has also ascertained that it has returned to Buckeye all oxygen cylinders owned by Buckeye. Interwest has filed Cross Claims against Link for breach of the Asset Purchase Agreement, dated December 20, 1996, and for indemnification, seeking to hold Link liable for any amounts that Interwest may be required to pay to Buckeye.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended September 30, 1998.

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

                                              Bid Price
                                             -----------
            1998(1)
            -------
                                          High         Low
                                         ------      -------
            First Quarter                 $4.19       $2.75
            Second Quarter                $4.00       $2.75
            Third Quarter                 $4.13       $3.50
            Fourth Quarter                $3.81       $2.75

            1997(1)
            -------
                                          High         Low
                                         -------     -------
            First Quarter                 $5.75       $3.75
            Second Quarter                $4.63       $3.75
            Third Quarter                 $4.25       $3.25
            Fourth Quarter                $5.63       $3.25

            (1) Calendar  Quarters.


Shares Issued in Unregistered Transactions

      During the last three fiscal years, the Company issued its securities in non-registered transactions pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay a commission or any finders fees in connection with such transactions nor did any general solicitation occur in any transaction. The securities issued in such transactions (all with restrictive legends) were as follows:

      In February 1995, the Company issued 1,952,968 shares (adjusted for the 1-for-4 reverse split) shares of common stock to the shareholders of Interwest
Medical Equipment Distributors, Inc. ("IMED") in exchange for all of the outstanding shares of IMED in order to acquire the IMED.

      In March 1995, the Company issued 300,000 shares of Series "A" preferred stock in connection with the acquisition of Mountain Rehabilitation Equipment, Inc. ("MRE") to the shareholders of MRE in exchange for all of the outstanding shares of MRE. In August 1997, these preferred stock shares were converted to 112,500 shares of common stock in accordance with the formula stated in the
signed   Purchase   Agreement   and  in  the  Company's   Amended   Articles  of
Incorporation.

      In January 1997, the Company issued 105,140 shares of common stock for $450,000 and warrants to purchase an additional 105,140 shares to Merlin G. Kirby, M.D., in connection with an Option Agreement executed in November 1996. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement became effective November 22, 1996 and was terminated as of October 12, 1998.

      In August 1997, the Company issued 465,000 shares of common stock in connection with the acquisition of Northwest Homecare, Inc. to the shareholders of NHI in exchange for all of the outstanding shares of NHI.

      In September 1997, the Company completed issuance of 57,126 shares of common stock for $244,500 and warrants to purchase an additional 57,126 shares to Jerry D. Kennett, M.D., in connection with an Option Agreement executed in November 1996. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement became effective November 22, 1996 and was terminated as of October 12, 1998.

      In September 1997, the Company issued 50,992 shares of common stock for $20,000 to James U. Jensen in connection with a Stock Option Agreement purchased from Interwest Medical Equipment Distributors, Inc., a predecessor company, in November 1987.

      In January 1998, the Company issued 8,484 shares of common stock for $36,312 and warrants to purchase an additional 8,484 shares to Jeffrey F. Poore, D.D.S., in connection with an Option Agreement executed September 30, 1997. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement was terminated as of September 30, 1998.

      In January 1998, the Company issued 5,000 shares of common stock for $21,400 and warrants to purchase an additional 5,000 shares to James U. Jensen, in connection with an Option Agreement executed September 30, 1997. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement was terminated as of September 30, 1998.

      In January 1998, the Company issued 500 shares of common stock for $2,140 and warrants to purchase an additional 500 shares to Jerald L. Nelson, in connection with an Option Agreement executed September 30, 1997. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement was terminated as of September 30, 1998.

Holders

      As of December 15, 1998, there were 4,089,029 shares of common stock outstanding and approximately 793 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 850 beneficial stockholders of the Company's common stock.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The Company's revenue and income are derived from a diversified range of home health care products and services. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) home medical equipment and supplies and (3) rehabilitation services. In August 1997, the Company completed a merger with Northwest Homecare (Northwest) by exchanging 465,000 shares of the Company's common stock for all of the issued and outstanding common stock of Northwest. The transaction was accounted for as a pooling-of-interests and as such, the consolidated financial statements presented prior to the merger have been restated to present those of Company for the year ended September 30, 1997 and Northwest for the nine months ended September 30, 1997.

        The Company's objective is to increase its market share through internal growth and acquisitions. Interwest focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of selective home medical equipment services to managed care and other third-party payors.

        As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition and concentrate primarily upon internal growth.

Net Revenues

        Net revenues increased 15% to $28,636,000 in 1998 from $24,845,000 in 1997. Approximately $3.3 million or 13% of the increase was generated by same store growth from continuing product lines. The increase was offset by approximately $2.5 million or 10% of fiscal 1997's revenues which were sold or terminated due to the Company's focus to provide more respiratory services. Approximately $3.3 million or 13% of the increase in revenues was contributed by acquired operations.

        Net sales were essentially flat from $14,495,000 in 1997 to $14,492,000 in 1998. Approximately $1.4 million of net sales was contributed by acquired operations and approximately $1.1 million of net sales were generated by same store growth from continuing product lines. The increases were offset by approximately $2.5 million of net sales, primarily of rehabilitation products, which were sold or terminated. The same store increases were due primarily due to increased marketing efforts in the company's core respiratory products.

        Net rental revenue increased from $10,350,000 in 1997 to $14,144,000 in 1998, an increase of 36%. Approximately $2.1 million or 20% increase of net rental revenue was contributed by acquired operations and approximately $1.7 million or 16% increase of net rental revenue was generated by same store growth. Rental revenue as a percentage of total revenue increased to 49% at 1998 compared to 42% at 1997. Sales revenue had a corresponding reduction to 51% in 1998 from 58% in 1997. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

        Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 55%, 34% and 11%, respectively, in 1998 compared to 44%, 29% and 27%, respectively. Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus on these segments in both marketing and acquisitions. The decrease in rehabilitation products revenue is due primarily to the sale or exit by the Company in Colorado and Las Vegas where reimbursement rates and/or payment terms are inadequate.

        The Balanced budget Act of 1997 ("BBA") was signed into law on August 5, 1997. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA reduced revenue to the Company approximately $750,000 in fiscal 1998.

        The BBA freezes the consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002.

Gross Margins

        Gross margins were 63.0% in 1998 and 59.9% in 1997. Gross margin from net rental revenue was 81% in 1998 compared to 83% in 1997. Gross margin from net sales revenue was 46% in 1998 compared to 42% in 1997. The increase in gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue due to the BBA reduction in payment for home oxygen services provided to Medicare beneficiaries. Additionally, the increase in gross margin from net sales is primarily due to the elimination of certain low margin products. The managed care market fosters competition which has had an adverse effect on reimbursement rate with resultant decrease in margins on rental revenue.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses have increased 9.8% to 15,253,000 for fiscal 1998 compared to $13,888,000 for fiscal 1997. Selling, general and administrative expenses decreased as a percentage of net revenues from 55.5% in 1997 to 53.3% in 1998 primarily due to a $750,000 pretax asset impairment charge recorded in fiscal 1997.

        During the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for Impairment of Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain intangibles be analyzed to determine if estimated future cash flows is less than the carrying value of the asset. The Company has determined that an impairment exists for goodwill recorded as part of certain acquisitions. Accordingly, the Company has recognized a pretax charge of $750,000 as a reduction of the net carrying value of goodwill. The impairment is primarily due to an alleged breach of certain non-compete agreements, anticipation of a 30% (25% and 5% reduction effective January 1, 1998 and 1999, respectively) reduction in Medicare oxygen reimbursement as a result of enactment of The Balanced Budget Act of 1998, and less than anticipated results from acquired operations in Las Vegas, Nevada, Denver and Greeley, Colorado.

Interest Expense

        Interest expense increased 19% to $1,046,000 in fiscal 1998 compared to $880,000 in fiscal 1997. Interest expense as a percentage of revenue increased to 3.7% for 1998 from 3.5% for 1997.The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $4.4 million of new and assumed borrowings to fund acquisition activities.

Non-recurring Items

        During the third quarter of fiscal 1997, the Company sold, for $780,000, approximately 40 acres of undeveloped real estate, with a basis of $217,500. After commissions and closing costs, the Company recognized a non-recurring gain of $516,000.

Acquisitions

        In fiscal 1998, the Company acquired, in unrelated transactions, certain operating assets of 5 local competitors. The operations acquired in fiscal had aggregate annualized revenues of approximately $8.0 million at the time of acquisition. The cost of these acquisitions was approximately $4.4 million and was allocated to acquired assets as follows: $1.9 million to current assets, $1.6 million to property and equipment, and $.9 million to goodwill. These acquisitions resulted in the addition of 4 new operating branches.

        In fiscal 1997, the Company acquired, in unrelated transactions, certain operating assets of 5 local competitors and merged with 1 company which was accounted for as a pooling of interests. The operations purchased in fiscal 1997 had aggregate annualized revenues of approximately $3.0 million at the time of acquisition. The cost of the purchased acquisitions was approximately $3.1 million and was allocated to acquired assets as follows: $196,000 to current assets, $619,000 to property and equipment, and $1.47 million to goodwill. These acquisitions and the merger resulted in the addition of 5 new operating branches.

Liquidity and Capital Resources

        At  September  30,  1998 and  1997 the  Company's  working  capital  was
$2,613,000  and  $2,645,000,  respectively,  a  decrease  of  $32,000 or 1%. The decrease is primarily due to increases in debt related to acquisition activities which were greater than the corresponding increases in current assets.

        The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the year ended September 30, 1998, net cash provided by operating activities was $2,854,000 as compared to $817,000 for the year ended September 30, 1997, an increase of $2,037,000 or 249%. Significantly contributing to cash provided from operations in fiscal 1998 were increased income and non cash expenses of depreciation and amortization. For the year ended September 30, 1997, cash provided from operations also included a $750,000 write off of impaired assets. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. The Company has encountered billing delays in its efforts to integrate trade receivables from acquisition activities during the last half of fiscal 1998 and to receive payments from certain managed care organizations. The Company includes accounts receivable as security for its lines of credit.

        Net cash used in investing activities amounted to $1,752,000 and $618,000 for the years ended September 30, 1998 and 1997, respectively. Activity in the year ended September 30, 1998 included the Company's investment in capital equipment of $2,071,000.

        Net cash used in financing activities amounted to $1,750,000 and $161,000 for the years ended September 30, 1998 and 1997, respectively. Activity in the year ended September 30, 1998 included the Company's proceeds of $1,090,000 from long-term obligations, and payments of $2,811,000 related to long-term obligations.

        As of September 30, 1998, the Company's principal sources of liquidity consisted of $2.6 million of working capital and $859,000 available on its $5.35 million revolving credit loans and lines of credit. The Company has a $4.35 million revolving operating line of credit with its principal bank expiring on February 12, 1999 and an additional $1.0 million revolving operating line of credit with its principal bank expiring August 30, 1999. The Company is currently negotiating the renewal of its primary operating line of credit. Borrowing under the Company's lines of credit are secured and limited to 80% of eligible accounts receivable and 50% of inventory. Interest on both lines of credit is payable quarterly at the bank's prime lending rate minus .50%. As of September, 30, 1998 and 1997, $4,491,000 and $3,363,000, respectively, were outstanding under the lines of credit. The increase is primarily due to increases in inventory and accounts receivable which contributed to additional borrowings under the Company's working capital credit facilities.

        The Company anticipates that capital expenditures for fiscal 1999 will be approximately $1.5 million. The company believes that it will be able to generate sufficient funds internally, together with funds that may be borrowed under its credit facilities, to meet its anticipated short-term and long-term capital requirements for the foreseeable future.

        The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

Financial Condition

        Net accounts receivable increased 45% to $10,447,000 from $7,215,000 at September 30, 1998 and 1997, respectively. The increase was due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last half of fiscal 1998. Billing delays contributed to the Company's average days sales in receivables increasing from 93 days to 111 days at September 30, 1997 and 1998, respectively. Correspondingly, the allowance for doubtful accounts increased to $1,760,000 from $593,000 at September 30, 1998 and 1997, respectively.

        Inventories were $3,771,000 and $3,444,000, an increase of 9%, at September 30, 1998. Inventories increased $327,000 during 1998 primarily as a result of acquired inventories. Year to year percentage increases in inventory levels have declined as a results of a shift in product mix toward rentals revenue which requires lower inventory levels.

        At September 30, 1998, the Company had notes receivable, including current portion, of $617,000 compared to $447,000 at September 30, 1997. The increase is due to $263,000 primarily from sale of rehab business operations offset by $93,000 of payments. The notes receivable originated from the sales of undeveloped real estate, an apartment complex and sale of rehab business operations. The Company continues to receive payments on its notes receivable and is in the process of working with one of the debtors to receive full consideration for the note which is currently in default.

        At September 30, 1998, the Company held property and equipment, net of depreciation, used in its business amounting to $6,745,000 compared to
$5,006,000 at September 30, 1997. The increase in property and equipment is attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue.

        Current liabilities increased 35% to $12,959,000 at September 30, 1998 compared to $9,580,000 at September 30, 1997. Correspondingly, current assets grew 27% from $12,225,000 to $15,572,000. The increase in current liabilties is primarily due to increases in current portion of long-term debt and notes payable related to current portion of new borrowings to fund acquisitions and checks drawn against the Company's revolving operating line of credit to fund current operations including the purchase of patient rental equipment. The increase in current assets is due primarily to increases in net accounts receivable due to acquired receivables, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last six months of fiscal 1998. Correspondingly, the allowance for doubtful accounts increased to $1,760,000 from $593,000 at September 30, 1998 and 1997, respectively.

Option Agreements

        On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the optionees elected to exercise their rights in full, the total proceeds to the Company would be approximately $5.9 to 6.5 million. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price $4.28 within 180 days. During the year ended September 30, 1997, the optionees exercised the option by paying $694,500 in exchange for 162,266 shares of the Company common stock and issuance of warrants for 162,266 shares of common stock exercisable for three years at $4.28 during the first warrant year, $4.75 during the second year, and $5.25 during the third warrant year. Additionally, a member of the board of directors exercised an option to purchase 50,992 shares of common stock at a total exercise price of $20,000. The total equity of $714,500 was raised from these transaction. As of October 12, 1998, all of the terms of this option agreement had expired without any further exercise.

        On September 30, 1997, the Company entered into an option agreement with each of its outside Directors. The terms of the agreements provide the Directors the right to purchase, pursuant to options and warrants, up to an aggregate of 198,000 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If each Director elected to exercise his rights in full, the total proceeds to the Company would be approximately $1.02 to $1.12 million. On October 10, 1997, each Director paid a $1,000 option fee providing each Director the right to exercise options to purchase 8,250 shares of common stock at a price $4.28 within 180 days. During the year ended September 30, 1998, the Directors exercised options by paying $59,852 in exchange for 13,984 shares of the Company common stock and issuance of warrants for 13,984 shares of common stock exercisable for three years at $4.28 during the first warrant year, $4.75 during the second year, and $5.25 during the third warrant year. As of September 30, 1998, all of the terms of this option agreement had expired without any further exercise.

        There have been no other significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements.

Inflation

        Inflation continues to apply modest upward pressure on the cost of goods and services provided by Interwest Home Medical. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

Year 2000

        The Company installed software upgrades for its accounting and data processing systems in the fourth fiscal quarter of 1998 that are warranted by the vendor to be Y2K compatible. In addition, the Company has determined that some of its telephone systems require software upgrades and has begun efforts to upgrade its remaining telephone systems or purchase compatible systems as necessary. The aggregate costs to upgrade systems for Y2K compliance appear to be below $100,000, of which approximately $45,000 has been incurred to date, and will be amortized over five years. There do not appear to be any other material internal issues at this time.

        The Company has communicated with its primary vendors and has determined that all are making significant progress toward their Y2K compliance, and that the Company has sufficient alternatives to obtain the necessary products and services.

        The Company has not yet been able to determine the Y2K compliance of its customers nor its payers (e.g., Medicare, various state Medicaid programs, insurance companies, etc.). The failure by a significant government or private payor to adequately correct Y2K systems issues, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Y2K progress of its payors to determine the potential impact to the Company.

        The financial institutions with whom the Company has its material relationships have represented to the Company that their Y2K compliance programs are substantially under way with final testing to be completed in the first half of 1999.

Forward Outlook and Risks

        From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward- looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, rules and regulations relating to home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; (c) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for the Company's products and services; and (e) other risks detailed in the Company's Securities and Exchange Commission filings.

        This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

        High Leverage. As of September 30, 1998, the Company had total stockholder's equity of $9.3 million and total indebtedness of $19 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be impaired. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" and the Company's fiscal 1998 consolidated financial statements, included herein.

     Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation."

        Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 had an adverse impact on the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to adversely impact the Company's net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. See "Reimbursement for Services" and "Government Regulation."

        Slow Reimbursements. At September 30, 1998, approximately 36% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources."

        Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. See "Sales and Marketing" and "Government Regulation."

        Risks Related to Goodwill. During fiscal 1997, the Company wrote-off $750,000 of goodwill recorded in connection with certain acquisitions. See "Non-recurring items." At September 30, 1998, after recording this writedown, goodwill resulting from acquisitions was approximately $4.9 million, or approximately 17.4% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at September 30, 1998 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

        Risks Associated with Acquisitions. While the Company completed eleven acquisitions between fiscal 1997 and 1998, as a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. See "Strategy." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

        When evaluating acquisitions, the Company focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. See "Strategy." In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. There can be no assurance that the Company in the future will be able to negotiate, finance or integrate acquisitions without experiencing adverse consequences that could have a material adverse effect on the Company's financial condition or results of operations. Acquisitions involve numerous short and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

        Competition. The home medical equipment services industry is highly competitive and includes national, regional and local providers. The Company competes with a large number of companies in all areas in which its operations are located. The Company's competitors include major national and regional companies, hospital-owned companies, and numerous local providers. Some current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. Accordingly, other companies, including managed care organizations, hospitals, long-term care providers and health care providers that currently are not serving the home health care market, may become competitors. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially adversely affect the Company's financial condition or results of operations.

        Regulatory Compliance. The Company is subject to extensive regulation which govern financial and other arrangements between healthcare providers at both the federal and state level. At the federal level, such laws include (I) the Anti-Kickback Statute, which generally prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any good, facility services or items for which payment can be made under Medicare and Medicaid, federal and state health care programs, (ii) the Federal False Claims Act, which prohibits the submission for payment to the federal government of fraudulent claims, and (iii) "Stark legislation," which generally prohibits, with limited exceptions, the referrals of patients by a physician to providers of "designated health services" under the Medicare and Medicaid programs, including durable medical equipment, where the physician has a financial relationship with the provider. Violations of these provisions may result in civil and criminal penalties, loss of licensure and exclusion from participation in the Medicare and Medicaid programs. Many states have also adopted statutes and regulations which prohibit provider referrals to an entity in which the provider has a financial interest, remuneration or fee-splitting arrangements between health care providers for patient referrals and other types of financial arrangements with health care providers. See "Government Regulation."

     The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care services and products in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida, Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all fifty states. See "Government Regulation." While the Company believes that it is in material compliance with such laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such laws or interpretations of such laws.

     While the Company believes that it is in material compliance with the fraud and abuse and self-referral laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. Although the Company does not believe it has violated any fraud and abuse laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company.

Recent Accounting Pronouncements

     The Financial Accounting Standards board has issued Statement of Financial Accounting Standard No. 130, "Reporting comprehensive Income", Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" and statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statements No. 130 and No. 131 are effective for years beginning after December 15, 1997. Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of these statements will have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Interest Home Medical, Inc.  Financial Statements                         Page

      Report of Independent Accountants ....................................31

      Consolidated Balance Sheets...........................................32
        September 30, 1998 and 1997

      Consolidated Statements of Income.....................................34
        Years ended September 30, 1998 and 1997

      Consolidated Statements of Stockholders' Equity.......................35
        Years ended September 30 , 1998 and September 30, 1997

      Consolidated Statements of Cash Flows.................................36
         Years ended September 30, 1998 and 1997

      Notes to Consolidated Financial Statements............................39

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors of
Interwest Home Medical, Inc.


We have audited the accompanying consolidated balance sheet of Interwest Home Medical, Inc. and subsidiaries, as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interwest Home Medical, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, in 1997 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.



TANNER+Co.


Salt Lake City, Utah
December 22, 1998


---------------------------------------------------------------------------------------------------------





                                                                             1998              1997
                                                                       -----------------------------------
              Assets

Current assets:
     Cash and cash equivalents                                         $         253,000   $       901,000
     Accounts receivable, net of allowance for
       doubtful accounts of $1,760,000 and $593,000                           10,447,000         7,215,000
     Inventories                                                               3,771,000         3,444,000
     Current portion of notes receivable                                         243,000           251,000
     Other current assets                                                        157,000           173,000
     Deferred tax asset                                                          701,000           241,000
                                                                       -----------------------------------

                  Total current assets                                        15,572,000        12,225,000

Notes receivable                                                                 374,000           196,000
Investment in undeveloped real estate                                            125,000           125,000
Investment in office buildings, net of depreciation
  of $176,000 and $161,000                                                       447,000           451,000
Property and equipment - net                                                   6,745,000         5,006,000

Intangible assets, net                                                         4,967,000         4,370,000

Other assets                                                                     151,000           168,000
                                                                       -----------------------------------








                                                                       $      28,381,000   $    22,541,000
                                                                       ------------------------------------




-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                          32

                                                             INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                                                                Consolidated Balance Sheet

                                                                                             September 30,
----------------------------------------------------------------------------------------------------------





                                                                             1998              1997
                                                                       -----------------------------------
              Liabilities and Stockholders' Equity

Current liabilities:
     Checks written in excess of cash in bank                          $         771,000   $       942,000
     Current portion of long-term debt                                         3,246,000         2,188,000
     Notes payable                                                             4,491,000         3,363,000
     Accounts payable                                                          2,800,000         2,337,000
     Accrued expenses                                                            767,000           587,000
     Income taxes payable                                                        884,000           163,000
                                                                       -----------------------------------

                  Total current liabilities                                   12,959,000         9,580,000
                                                                       -----------------------------------

Deferred tax liability                                                           416,000           267,000

Long-term debt                                                                 5,674,000         4,848,000
                                                                       -----------------------------------

                  Total liabilities                                           19,049,000        14,695,000

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares
       authorized and -0- shares issued and outstanding                                -                 -
     Common stock, no par value; 50,000,000 shares
       authorized, 4,089,029 shares and 4,074,249 shares
       issued and outstanding                                                  3,299,000         3,239,000
     Retained earnings                                                         6,033,000         4,607,000
                                                                       -----------------------------------

              Total stockholders' equity                                       9,332,000         7,846,000
                                                                       -----------------------------------

                                                                       $      28,381,000   $    22,541,000
                                                                       -----------------------------------





-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                             INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                                                          Consolidated Statement of Income

                                                                                 Years Ended September 30,
----------------------------------------------------------------------------------------------------------





                                                                             1998              1997
                                                                       -----------------------------------
Revenue:
     Net sales                                                         $      14,492,000   $    14,495,000
     Net rental income                                                        14,144,000        10,350,000
                                                                       -----------------------------------

                  Total revenue                                               28,636,000        24,845,000

Cost of sales and rental                                                      10,582,000         9,965,000
                                                                       -----------------------------------

                  Gross profit                                                18,054,000        14,880,000
                                                                       -----------------------------------

Selling, general and administrative expenses                                  15,253,000        13,888,000
                                                                       -----------------------------------

                  Income from operations                                       2,801,000           992,000

Other income (expense):
     Gain on sale of undeveloped real estate                                           -           516,000
     Interest income                                                             206,000           101,000
     Interest expense                                                         (1,046,000)         (880,000)
                                                                       -----------------------------------

                  Income before income taxes                                   1,961,000           729,000

Income tax benefit (expense):
     Current                                                                    (846,000)         (233,000)
     Deferred                                                                    311,000           160,000
                                                                       -----------------------------------

                  Total income taxes                                            (535,000)          (73,000)
                                                                       -----------------------------------

                  Net income                                           $       1,426,000   $       656,000
                                                                       -----------------------------------

                  Net income per share:
                      Basic                                            $             .35   $           .17
                                                                       -----------------------------------

                      Fully diluted                                    $             .35   $           .17
                                                                       -----------------------------------





-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                             INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                                            Consolidated Statement of Stockholders' Equity

                                                                   Years Ended September 30, 1998 and 1997
-----------------------------------------------------------------------------------------------------------






                                                                                 Additional
                                 Preferred Stock            Common Stock           Paid-in     Retained
                            ----------------------------------------------------
                               Shares      Amount       Shares        Amount       Capital     Earnings
                            ------------------------------------------------------------------------------

Balance, October 1, 1996         300,000   $    3,000    3,748,491   $ 2,074,000   $  447,000  $ 3,951,000

Conversion of preferred stock
to common                       (300,000)      (3,000)     112,500       450,000     (447,000)           -

Issuance of common stock               -            -      213,258       715,000            -            -

Net income                             -            -            -             -            -      656,000
                            ------------------------------------------------------------------------------

Balance, September 30, 1997            -            -    4,074,249     3,239,000            -    4,607,000

Issuance of common stock               -            -       14,780        60,000            -            -

Net income                             -            -            -             -            -    1,426,000
                            ------------------------------------------------------------------------------

Balance, September 30, 1998            -   $        -    4,089,029   $ 3,299,000   $        -  $ 6,033,000
                            ------------------------------------------------------------------------------






-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                             INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                                                 Years Ended September 30,
-----------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Reconciliation of net income to net cash
       provided by operating activities:
         Net income                                                    $       1,426,000   $       656,000
         Adjustments to reconcile net income to
           net cash provided by operating activities:
              Depreciation and amortization                                    2,042,000         1,496,000
              Write off of impaired assets                                             -           750,000
              Loss (gain) on disposal of assets                                   28,000           (56,000)
              Gain on sale of undeveloped real estate                                  -          (516,000)
              (Increase) decrease in:
                  Accounts receivable                                         (1,884,000)       (1,627,000)
                  Inventories                                                    164,000           (43,000)
                  Other current assets                                            16,000           (35,000)
                  Other assets                                                    40,000           (28,000)
                  Deferred tax asset                                            (460,000)         (107,000)
              Increase (decrease) in:
                  Accounts payable                                               439,000           243,000
                  Accrued expenses                                               173,000            96,000
                  Income taxes payable                                           721,000            41,000
                  Deferred income taxes                                          149,000           (53,000)
                                                                       -----------------------------------

                      Net cash provided by
                      operating activities                                     2,854,000           817,000
                                                                       -----------------------------------

Cash flows from investment activities:
     Collection of notes receivable                                               93,000           686,000
     Proceeds from sale of undeveloped real estate                                     -           168,000
     Proceeds from sale of equipment                                             437,000           456,000
     Increase in investment in office building                                   (11,000)                -
     Purchase of property and equipment                                       (2,071,000)       (1,923,000)
     Purchase of intangible assets                                              (200,000)           (5,000)
                                                                       -----------------------------------

                      Net cash used in
                      investing activities                                    (1,752,000)         (618,000)
                                                                       -----------------------------------




-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                             INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

-----------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                       -----------------------------------

Cash flows from financing activities:
     Checks written in excess of cash                                           (171,000)          416,000
     Proceeds from notes payable                                             (12,677,000)       (9,876,000)
     Payments on notes payable                                                13,805,000        10,069,000
     Proceeds from long-term debt                                                 44,000           474,000
     Net cash received in merger/acquisition                                           -           (55,000)
     Payments on long-term debt                                               (2,811,000)       (1,582,000)
     Issuance of common stock                                                     60,000           715,000
                                                                       -----------------------------------

                  Net cash (used in)
                  financing activities                                        (1,750,000)          161,000
                                                                       -----------------------------------

                  Net (decrease) increase in cash                               (648,000)          360,000

Cash, beginning of year                                                          901,000           541,000
                                                                       -----------------------------------

Cash, end of year                                                      $         253,000    $      901,000
                                                                       -----------------------------------


Supplemental disclosure of cash flow information:
     Cash paid during the year for:

              Interest                                                 $       1,021,000    $      858,000
                                                                       -----------------------------------

              Income taxes                                             $         125,000    $      182,000
                                                                       -----------------------------------





-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued


--------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities:

1998
----

During the year ended September 30, 1998, the for Company acquired assets and assumed certain liabilities from companies in Utah and Arizona for long-term debt. The net assets purchased for long-term debt consist of the following:

Accounts receivable, net                                     $     1,348,000
Inventory                                                            491,000
Note receivable                                                       13,000
Property and equipment                                             1,548,000
Intangible assets                                                    744,000
Other assets                                                          23,000
Accounts payable and accrued liabilities                             (31,000)
                                                            -----------------

     Net assets purchased with long-term debt                $     4,136,000
                                                            -----------------

The Company sold a segment of its business in Nevada to the former owner of the business in exchange for a note receivable in the amount of $250,000.

The Company also financed the purchase of property and equipment in the amount of $515,000 with long-term debt.

1997
----

During the year ended September 30, 1997, the Company acquired assets and assumed certain liabilities from companies in Utah, California, Nevada, and Colorado for cash and notes. The net assets purchased consisted of the following:


Accounts receivable                                        $         130,000
Inventory                                                             55,000
Property and equipment                                               681,000
Intangible assets                                                  2,282,000
Debt                                                                (284,000)
                                                            -----------------

     Net assets purchased                                          2,864,000

     Less amount financed with debt                                2,809,000
                                                            -----------------

     Net cash investment                                   $          55,000
                                                            -----------------

The Company also sold property during the year ended September 30, 1997, in exchange for other consideration and a $555,000 note receivable.

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                     September 30, 1998 and 1997
--------------------------------------------------------------------------------


1.  Organization and Summary of Significant Accounting Policies

Description of Business
Interwest Home Medical Equipment, Inc., and subsidiaries ("Interwest" or the "Company") provides a diversified range of home health care services and products. The Company currently conducts its business from twenty-eight (28) locations in the States of Utah, Colorado, Idaho, Nevada, California, Alaska, and Arizona. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) home medical equipment and supplies, and (3) rehabilitation services.

Principles of Consolidation
The consolidated financial statements include the financial information of Interwest Home Medical, Inc., and its wholly owned subsidiaries (Interwest Medical Equipment Distributors, Inc., Interwest Home Pharmacy, Inc., Northwest Home Care, Inc., and Interwest Home Medical - Arizona, Inc.). All material intercompany transactions and balances have been eliminated in consolidation of the companies.

Business Combination and Basis of Presentation
In July 1997, Interwest completed a merger with Northwest Home Care (Northwest) by exchanging 465,000 shares of Interwest's restricted common stock for all of the issued and outstanding common stock of Northwest.

The merger constituted a tax-free reorganization and has been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Northwest as though it had always been a part of Interwest.

The year-end of Northwest was December 31 and, therefore, the consolidated financial statements have been stated to present those of Interwest for the years ended September 30, 1998 and 1997 and Northwest for the twelve months ended September 30, 1998 and nine months ended December 31, 1997.

There  were  no  transactions  between  Interwest  and  Northwest  prior  to the
combination.   All  merger   related  costs  were  included  in  a  general  and
administrative expense. See note 2.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.  Organization and Summary of Significant Accounting Policies Continued

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

Property and Equipment
Property and equipment, consisting of rental equipment, equipment, furniture and fixtures, vehicles and leasehold improvements, is stated at historical cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives or the term of the lease agreement.

Intangible Assets
Intangible assets, consisting of purchased customer lists, supplier lists, non-competition agreements and goodwill are stated at cost. The Company evaluates goodwill and other intangible assets by using an operating income realization test. In addition, the Company considers the effects of changes in the business environment, including competitive pressures, market changes, and technological and regulatory changes. Amortization is computed using the straight-line method over five to forty years, or the term of the agreement.

Income Taxes
The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.  Organization and Summary of Significant Accounting Policies Continued

Revenue Recognition
Revenues are recognized for as follows:

- Patient revenues are recognized net of contractual adjustments related to third party payers when services are rendered. The amount paid by third party payor is dependent upon the benefits included in the patient's policy.

- Other revenues are recognized as the services are rendered or the sales are made.

Net Income Per Share
Net income per share is based on weighted average shares outstanding of approximately 4,085,000 and 3,961,000 shares for the years ended September 30, 1998 and 1997, respectively. There is no difference on earnings per share on a fully diluted basis under the Treasury Stock method.

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

The Company's customer base consists primarily of individuals in the Western United States. Substantially all revenues are from these customers. Accounts receivable include those of the individuals and their third party payors, including insurance companies, Medicare, and Medicaid.

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

Reclassification
Certain amounts in the financial statements for 1997 have been reclassified to conform with the current year presentation.

--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Acquisitions

During the year ended September 30, 1998 the Company acquired five companies which were accounted for as purchases and, accordingly, are included in the consolidated financial statements since their respective dates of acquisition. The aggregate purchase price of $4,385,000, which was financed through cash resources and long-term debt, has been allocated to the assets of the Company based upon their respective fair market values. The excess of the purchase price over assets acquired of $944,000 has been included in goodwill and is being amortized over periods of ten to forty years.

During the year ended September 30, 1997 the Company acquired five companies which were accounted for as purchases and, accordingly, are included in the consolidated financial statements since their respective dates of acquisition. The aggregate purchase price of $2,864,000, which was financed through cash resources and long-term debt, has been allocated to the assets of the Company based upon their respective fair market values. The excess of the purchase price over assets acquired of $2,282,000 has been included in goodwill and is being amortized over periods of five to forty years.


The following unaudited pro forma consolidated results of operations have been prepared as if the 1998 and 1997 acquisitions had occurred at the beginning of fiscal 1997:

                                               Pro Forma Results of
                                                    Operations
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

     Total revenue                      $       32,209,000   $   34,069,000

     Total expenses                     $       30,597,000   $   32,924,000
                                        -----------------------------------

     Net income                         $        1,612,000   $    1,145,000
                                        -----------------------------------

     Net income per share               $             0.39   $         0.29
                                        -----------------------------------

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Pooling of Interests

In July 1997, the Company completed a merger with Northwest, which has been accounted for as a pooling of interest. The results of operations for the separate companies of Interwest and Northwest for the year ended September 30, 1997 and the combined accounts presented in the consolidated financial statements are as follows:


                             Interwest        Northwest        Combined
                          -------------------------------------------------
Total Revenue 1997
Year ended
  September 30, 1997      $     23,201,000   $            -   $  23,201,000
Nine months ended
  September 30, 1997                     -        1,644,000       1,644,000
                          -------------------------------------------------

     Total                $     23,201,000   $    1,644,000   $  24,845,000
                          -------------------------------------------------


                             Interwest        Northwest        Combined
                          -------------------------------------------------
Net Income 1997
Year ended
  September 30, 1997      $        593,000   $            -   $     593,000
Nine months ended
  September 30, 1997                     -           63,000          63,000
                          -------------------------------------------------

     Total                $        593,000   $       63,000   $     656,000
                          -------------------------------------------------


4.   Notes Receivable

Notes receivable consist of the following at September 30, 1998 and 1997:


                                               1998             1997
                                        -----------------------------------

Notes receivable in connection
with the sale of a segment of the
business due in monthly
installments of $5,633, including
interest at 8.5%.  The note is due
in October 2002 and is unsecured        $          231,000   $           -


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Notes Receivable Continued

Mortgage receivable, due in
monthly installments of $1,765,
including interest at 9.5%,
maturing March 1, 2000, secured
by apartment building                              194,000          199,000

Note receivable in connection with
the sale of property.  The note was
due in March 1997, including
interest of 9%, and is secured by
real estate.  The Company is
currently pursuing legal remedies
to collect the outstanding amount                  179,000          248,000



Note receivable acquired in
connection with the purchase of
another company, due in 1998                        13,000                -
                                        -----------------------------------

                                                   617,000          447,000

Less current portion                               243,000          251,000
                                        -----------------------------------

                                        $          374,000   $      196,000
                                        -----------------------------------




--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Property and Equipment

Property and equipment at September 30, 1998 and 1997 consist of the following:

                                   Life           1998           1997
                              ---------------------------------------------

Rental equipment               3-10 years    $ 10,514,000    $    7,681,000
Equipment and signs            3-10 years       1,095,000           838,000
Furniture and fixtures         3-10 years         412,000           454,000
Vehicles                        2-5 years         636,000           700,000
Leasehold improvements          3-5 years         501,000           245,000
                                            -------------------------------

                                               13,158,000         9,918,000

Less accumulated
  depreciation and
  amortization                                  6,413,000         4,912,000
                                            -------------------------------

                                             $  6,745,000    $    5,006,000
                                            -------------------------------


6.   Intangible Assets

Intangible assets at September 30, 1998 and 1997 consist of the following:


                                    Life           1998          1997
                               --------------------------------------------

Goodwill                           5-40 years $    4,958,000   $  4,204,000
Noncompete agreements               5-7 years        399,000        399,000
Other                                 5 years         30,000         30,000
                                              -----------------------------

                                                   5,387,000      4,633,000

Less accumulated
  amortization                                       420,000        263,000
                                              -----------------------------

                                              $    4,967,000   $  4,370,000
                                              -----------------------------

During the year ended September 30, 1997, the Company wrote down $750,000 of goodwill (see note 18).

--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Notes Payable

Notes payable at September 30, 1998 and 1997, consist of the following:


                                               1998             1997
                                        -----------------------------------
Line of credit in the amount of
$4,350,000 payable to a financial
institution due February 12, 1999;
with interest payments at the
bank's prime rate (8.25% at
September 30, 1998) minus 0.50%
payable quarterly, secured by
accounts receivable and inventory       $        3,691,000   $    2,764,000

Line of credit in the amount of
$1,000,000 payable to a financial
institution due August 30, 1999,
with interest at prime (8.25% at
September 30, 1998) minus 0.50%
payable quarterly; secured by
accounts receivable and inventory                  800,000          599,000
                                        -----------------------------------

                                        $        4,491,000   $    3,363,000
                                        -----------------------------------


8.   Long-term Debt

Long-term debt at September 30, 1998 and 1997, consist of the following:


                                                1998             1997
                                          ---------------------------------

Notes payable to a bank requiring
aggregate monthly payments of
$183,558 including interest at a rate
of 8.0% to prime (8.25% at
September 30, 1998) plus 1.25%,
secured by accounts receivable,
inventory and equipment                   $       6,388,000   $   3,696,000



--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Long-term Debt Continued

                                                 1998            1997
                                           --------------------------------

Notes payable in connection with the
acquisition of companies requiring
aggregate monthly payments of
$35,827 including interest at rates of
8% to 9%, unsecured                                 894,000         990,000

Note payable to an individual in
connection with the acquisition of a
company requiring annual payments
of $200,000 plus interest at a rate of
8%, secured by property and
equipment.  This amount is currently
in dispute by the Company                           600,000         600,000



Notes payable requiring aggregate
monthly payments of $21,741
including interest at prime (8.25% at
September 30, 1998) plus 1.25% to
13%, secured by equipment                           367,000         613,000

Installment contracts payable in
aggregate monthly installments
totaling $4,195 including interest
ranging from prime (8.25% at
September 30, 1998) to 10.99%,
secured by vehicles                                  78,000         117,000


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Long-term Debt Continued

                                                 1998            1997
                                            -------------------------------

Notes payable to a financial institution,
payable aggregate monthly
installments of $33,590 including
interest at 8.25% to 15.5%, secured by
certain pieces of property and
equipment                                                 -         497,000

Capital lease obligations (see note 10)             593,000         523,000
                                            -------------------------------

                                                  8,920,000       7,036,000

Less current portion                              3,246,000       2,188,000
                                            -------------------------------

Long-term debt                              $     5,674,000   $   4,848,000
                                            -------------------------------

Future maturities of long-term debt at September 30, 1998 were as follows:


Year ending September 30:
     1999                                                 $       3,246,000
     2000                                                         2,291,000
     2001                                                         1,890,000
     2002                                                         1,126,000
     2003                                                           367,000
                                                          -----------------

                                                          $       8,920,000
                                                          -----------------




--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Income Taxes

The provisions for income taxes differ from the amount computed at federal statutory rates as follows:


                                               1998             1997
                                        -----------------------------------

Tax at statutory rates                  $         (667,000)$       (248,000)
State tax                                         (117,000)         (45,000)
Change in valuation allowance                      279,000          221,000
Other                                              (30,000)          (1,000)
                                        -----------------------------------

                                        $         (535,000)$        (73,000)
                                        -----------------------------------



The deferred income tax benefit (liability) for the years ended September 30, 1998 and 1997 is as follows:


                                               1998             1997
                                        -----------------------------------
Short-term:
     Allowance for bad debts            $          669,000 $        237,000
     Employee benefits                              56,000           45,000
     Deferred gain                                 (43,000)         (62,000)
     Accrued expenses                               19,000           21,000
                                        -----------------------------------

     Deferred tax asset                 $          701,000 $        241,000
                                        -----------------------------------




                                               1998             1997
                                         ----------------------------------
Long-term:
     Depreciation                        $        (416,000)$       (267,000)
     Net operating loss carryforward               603,000          882,000
     Valuation allowance                          (603,000)        (882,000)
                                         ----------------------------------

     Deferred tax liability              $        (416,000)$       (267,000)
                                         ----------------------------------



At September 30, 1998, the Company has approximately $1,600,000 of net operating losses to use to offset future income. These net operating losses expire in the years 1999 through 2009. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Income Taxes Continued

It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. The amount of the net operating losses which can be used are limited by the future operations and the tax laws in effect at the time of the utilization. Consequently, a valuation allowance has been established to offset any tax asset.


10.  Lease Obligations

The Company leases certain equipment under terms accounted for as capital leases. The Company also leases small equipment under noncancellable operating leases. At September 30, 1998 and 1997, the total cost of all assets currently under capital lease is $969,000 and $623,000, respectively. Accumulated depreciation at that date amounted to $351,000 and $110,000, respectively. The following summarizes future minimum lease payments under leases at September 30, 1998:


                                             Operating         Capital
Year Ending September 30:                     Leases           Leases
                                         ----------------------------------

                           1999          $         839,000 $        336,000
                           2000                    688,000          286,000
                           2001                    519,000           47,000
                           2002                    351,000                -
                           2003 and
                           thereafter            1,327,000                -
                                         ----------------------------------

                                         $       3,724,000          669,000
                                         -----------------

Less amounts representing interest                                   76,000
                                                          -----------------

Present value of future minimum
lease payments                                            $         593,000
                                                          -----------------



Total rent expense for operating leases was approximately $925,000 and $827,000 for the years ended September 30, 1998, and 1997, respectively.



--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998 and 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


12.  401(K) Savings Plan

The Company has a contributory 401(K) savings plan covering all employees who are at least 21 years of age, work at least 1,000 hours per year, and have a minimum of one year of service to the Company. All contributions by the Company are fully discretionary. The Company made contributions of $50,000 and $-0- in 1998 and 1997, respectively.


13.  Stock Options and Warrants Employee Options

In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 312,500 shares of common stock may be granted to employees and other persons to purchase the Company's common stock. No individual may be granted stock options exceeding $100,000 fair market value in any one year. The stock options vest at varying rates, are exercisable within the time or upon the events determined by the option agreement and terminate after five years from the date of grant for stockholders owing more than 10 percent of all classes of stock and after 10 years for all others. At September 30, 1998, options to purchase 223,750 shares remain unexercised under this agreement.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




13.  Stock Options and Warrants Continued

Director Options
In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 75,000 shares of common stock may be granted to non-employee directors to purchase the Company's common stock. No individual may be granted more than one stock option per year, nor more than 11,000 shares on the exercise of all options granted pursuant to this agreement. The stock options are exercisable within six months after the grant date and terminate after five years from the date of grant. At September 30, 1998, options to purchase 24,500 shares remained unexercised under this agreement.


On September 30, 1997, the Company entered into an option agreement with each of its outside Directors. The terms of the agreements provide the Directors the right to purchase, pursuant to options and warrants, up to an aggregate of 198,000 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If each Director elected to exercise his rights in full, the total proceeds to the Company would be approximately $1.02 to $1.12 million. On October 10, 1997, each Director paid a $1,000 option fee providing each Director the right to exercise options to purchase 8,250 shares of common stock at a price of $4.28 within 180 days. During the year ended September 30, 1998, the Directors exercised options by paying approximately $60,000 in exchange for 13,984 shares of the Company common stock and issuance of warrants for 13, 984 shares of common stock exercisable for three years at $4.28 during the first warrant year, $4.75 during the second year, and $5.25 during the third warrant year. As of September 30, 1998, all of the terms of this options agreement had expired without any further exercise.


In addition, the Company has issued options to purchase an aggregate of 120,000 shares to three board members. The options are exercisable beginning one year after issuance and terminated five years from the date of grant. As of September 30, 1998, none of the options were exercised.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




13.  Stock Options and Warrants Continued

Other
During November 1996, the Company entered into an agreement with several investors to sell up to 1,170,714 shares of the Company's common stock for prices ranging from $4.28 to $7.00 per share. During 1997 the Company issued 162,266 shares of common stock plus warrants for an additional 162,266 shares of common stock exercisable for 3 years at yearly prices of $4.28 in the first year, to $5.25 in year three. No warrants had been exercised and the agreement is terminated as of September 30, 1998


A schedule of the options and warrants at September 30, 1998 and 1997 is as follows:


                                      Number of               Price Per
                           --------------------------------
                               Options         Warrants         Share
                           ------------------------------------------------

Outstanding at
October 1, 1996                      18,000               - $   4.00 - 5.52
  Granted                           362,266         162,266      .40 - 4.75
  Exercised                        (213,258)              -      .40 - 4.28
  Expired                           (54,024)              -     3.00 - 4.75
                           ------------------------------------------------

Outstanding at
September 30, 1997                  274,984         162,266     4.00 - 5.52
  Granted                           192,266          13,984     3.00 - 4.28
  Exercised                         (13,984)              -     4.00 - 4.28
  Expired                           (85,016)              -     4.00 - 4.28
                           ------------------------------------------------

Outstanding at
September 30, 1998                  368,250         176,250 $   3.00 - 5.25
                           ------------------------------------------------




--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




14.  Stock-Based Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                       September 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------

Net Income - as reported                    $        1,426,000 $         656,000
Net Income - pro forma                      $        1,301,000 $         483,000
Earnings per share - as reported            $              .35 $             .17
Earnings per share - pro forma              $              .32 $             .13
                                            ------------------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       September 30,
                                            -----------------------------------
                                                   1998             1997
                                            -----------------------------------

Expected dividend yield                     $            -     $          -
Expected stock price volatility                           42 %             42 %
Risk-free interest rate                                   4.4%             4.5%
Expected life of options                             1-5 years        1-5 years
                                            -----------------------------------



The weighted average fair value of options granted during 1998 and 1997 are $1.44 per share and $1.48 per share, respectively.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




14.  Stock-Based Compensation Continued

The following table summarizes information about fixed stock options outstanding at September 30, 1998:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       9/30/98      (Years)       Price       9/30/98       Price
--------------------------------------------------------------------------------

$  3.00 to 4.28    362,734     3.0     $        3.75    210,234  $      3.93
   4.75 to 5.52    181,766     1.6              4.81    181,766         4.81
--------------------------------------------------------------------------------

$  3.00 to 5.52    544,500     2.5     $       4.10     392,000  $      4.34
--------------------------------------------------------------------------------



15.  Employee Stock Purchase Plan

During the year ended September 30, 1996, the Company adopted a Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At September 30, 1998 and 1997, 16,751 shares and 6,031 shares, respectively, of common stock had been cumulatively purchased under the plan.


16.  Commitments and Contingencies

In October 1991, an officer of the Company retired and a trust was created which purchased 429,544 shares of the Company's common stock from the officer. In exchange for the stock, a note was entered into between the trust and the retired officer in the principal amount of $305,000. The note requires monthly payments over ten years of $4,000, including principal and interest at an annual rate of 8 percent. Certain employees of the Company have entered into an agreement to purchase the shares of stock from the trust under similar terms. At the employees' option, shares can be issued as they are purchased. The Company has guaranteed the collectibility of amounts due the trust by the employees. The outstanding balance of the note was $121,000 at September 30, 1998.


--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




16.  Commitments and Contingencies Continued

Litigation
The Company is a party to litigation resulting from one of its acquisitions and from normal operations. The litigation relating to one of its acquisitions revolves around breach of contract, breach of the asset purchase agreement and default on a promissory note.


The Company believes it has meritous defenses and has filed counter claims to the litigation. Although the trials have not taken place and, therefore, a final determination is not known, the Company believes that there will be no material effect on the financial condition of the Company.


Government Regulation
The health care industry, in which the Company operates, is regulated by Federal and State government authorities, and has been the subject of certain scrutiny in recent years. Specifically, a significant amount of accounts receivable is collected from Federal Medicare and State Medicaid programs. The Company is also subject to Medicare and Medicaid rate adjustments on services provided. Beginning January 1, 1998, Medicare reduced its oxygen reimbursement rate by 25%. An additional 5% reduction is effective January 1, 1999. Management has taken what it believes to be appropriate steps to mitigate any financial impact on the Company's financial condition related to the changes and regulations of the health care industry.


17.  Preferred Stock

Preferred stock has voting rights of one vote for one share. The preferred stock is convertible at the option of the holder into common stock based upon the trading value of the common stock. The conversion rate varies from one share for one share up to receiving three shares of common stock for one share of common stock.


During the year ended September 30, 1997, the holder of the preferred stock converted the 300,000 shares of preferred stock to 112,500 shares of common stock. The conversion was made under terms of the preferred stock. As of September 30, 1998 and 1997 there were no shares of preferred stock issued or outstanding.



--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




18.  Adoption of Accounting Change

In the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of FAS 121." This statement requires that long-lived assets and certain intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances indicate as asset may not be recoverable, a company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is required to be recognized in an amount by which the asset's net book value exceeds its fair market value. For purposes of assessing impairment under this standard, assets are required to be grouped at the lowest level for which there are separately identifiable cash flows.


To comply with the new standard, the Company identified all long-lived assets where there has been, or there is expected to be, a change in use in the recent past or foreseeable future which could affect the recoverability of such long-lived assets and intangible assets.


The Company has determined that impairment exists for goodwill recorded as part of certain acquisitions. That impairment in the value is primarily due to an alleged breach of certain noncompete agreements, anticipation of a 30% (25% in 1998 and 5% in 1999) reduction in Medicare oxygen reimbursement, and less than anticipated results from certain acquired operations. In evaluating the recovery values of these assets in accordance with the adoption of FAS 121, the Company recorded a pretax charge of $750,000. The charge is reflected as a reduction of the net carrying value of goodwill and those long-term assets acquired in the acquisitions.

19.  Sale of Undeveloped Real Estate

During the year ended September 30, 1997, the Company sold a portion of its investment in undeveloped real estate with a book value of $218,000. The proceeds from the sale of $780,000 was received in the form of cash of $225,000 and a note receivable for $555,000, which was fully satisfied by the end of the fiscal year. The resulting gain on the sale, net of selling expenses, was $516,000.



--------------------------------------------------------------------------------

                                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statements No. 130 and No. 131 are effective for years beginning after December 15, 1997. Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of these statements will have a material impact on the Company's financial statements.


--------------------------------------------------------------------------------

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age         Position

      James E. Robinson             47          CEO /President/Chairman
      James U. Jensen               54          Director
      Dr. Jeffrey F. Poore          50          Director
      Jerald L. Nelson              56          Director
      Que H. Christensen            43          COO/Vice President
      Serena Falgoust               51          Secretary

     James E. Robinson. Mr. Robinson has been president and a director of the Company since February 1995. Mr. Robinson has been President (CEO) and Chairman of the Board of Interwest Medical Equipment Distributors, Inc. since October 1982. He also acted as Treasurer until 1990. Mr. Robinson graduated from Brigham Young University with a Master of Accountancy degree in 1975. He worked until July 1977 with Haskins & Sells at which time he joined Robinson's Medical Mart (a predecessor company to Interwest Medical) as its Vice President and Treasurer. Mr. Robinson was elected to the Board of Directors of the National Association of Medical Equipment Suppliers (NAMES) in 1984 where he served as Treasurer from 1986 until 1990, Chair from 1990 to 1991, Immediate Past-Chairman from 1991 to 1992, and continues as an "Ex-Officer" Board member. He was also elected to the Board of Directors of Medical Equipment Distributors, Inc. (The MED Group) in 1985 and served as its Chair from 1988 until 1992. Mr. Robinson has been active in many local, regional, and national organizations which represent individuals with disabilities. He is currently serving as the Chair of the Utah Assistive Technology Foundation (UATF).

     James U. Jensen. Mr. Jensen has been a director of the Company since February 1995. Mr. Jensen has been Vice President, Corporate Development and Legal Affairs for NPS Pharmaceuticals, Inc. since July 1991. He was Secretary and a director of Interwest Medical Equipment Distributors, Inc. from 1987 to 1995. From 1988 to July 1991 Mr. Jensen was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C. concentrating on technology transfer and licensing and corporate finance. From 1983 until July 1985 he served as outside general counsel for a software company. From July 1985 to October 1986 he served as it's Chief Financial Officer. From 1980 to 1983 Mr. Jensen served as General Counsel and Secretary of Dictaphone Corporation, a subsidiary of Pitney Bowes, Inc. He serves as a director of NPS Pharmaceuticals, Inc., a public company and of Wasatch Advisors Funds, Inc., a publicly registered investment company. Mr. Jensen received a B.A. in English/Linguistics from the University of Utah and a J.D. and an M.B.A. degree from Columbia University.

      Jeffrey F. Poore D.D.S. Dr. Poore has been a director of the Company since February 1995. Presently, Dr. Poore is a court appointed receiver and custodian over several companies. Dr. Poore was previously President, CEO, and Chairman of the Board of Healthchair Group, Inc. He served as President of CompHealth from 1995 through 1996. He is also a 20-year veteran of the health care industry and an early champion of the concept of managed care. Prior to joining CompHealth, he coordinated mergers, acquisitions and development in the office of the CEO at FHP International, Inc., a health maintenance organization. During his tenure at FHP he also directed staff in the organization's operational finance, financial services, marketing, sales, medical, PPO/IPA, and contracting divisions. He also has experience as a health care lobbyist and provider. He was in private dental practice for many years. He earned his DDS from Loyola Medical Center in 1976, and a BA in Economics from Brigham Young University in 1971.

     Jerald L. Nelson Ph.D. Dr. Nelson served as a director of the Company from April 1990 to February 1995, and was reappointed a director in August, 1995. In 1997, he was instrumental in starting a long distance phone company, Family Telecommunications, Inc., which was recently sold to I-Link, Inc., a Utah based, publicly traded telecommunications firm where he serves as Vice President - Corporate Development. He graduated from the University of Utah with a B.A. in business and holds a Ph.D. in Economics from North Carolina State University. Dr. Nelson has over twenty-five years of experience as an economist, business executive and financial analyst. His career began in 1972 in NYC with TWA. Later he advised Fortune 500 firms as a consultant with Date Resources, Inc. and then directed planning efforts at U.S. Industries, Inc. He has served on numerous Boards of Directors including Arrow Dynamics, Gentner Communications and One-2-One Communications, where he also served as Chairman and CEO.

     Que H. Christensen, CPA. Mr. Christensen was appointed an officer of the Company in February 1995. Mr. Christensen joined Interwest Medical Equipment Distributors, Inc. as the controller in October 1990. He has been an officer and director of Interwest Medical Equipment Distributors, Inc. since October 1991. From 1980 to 1988 he worked as a CPA for Main Hurdman and KPMG Peat Marwick. From 1988 to 1990 he was vice president of a Utah based financial institution. Mr. Christensen graduated from the University of Utah with a Bachelor of Science degree in Accounting in 1980.

     Serena J. Falgoust. Mrs. Falgoust was appointed Secretary of the Company in January 1998. Mrs. Falgoust has been involved with the Company since the organization of Beacon Financial in 1983 and previously served as Secretary/Treasurer from 1984 to 1990 and from 1993 to 1995.. She is a graduate of Utah Valley State College with a degree in Business Management and has worked in the business of credit and collection management since 1973.

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

      E. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 4 must be filed within ten days after the end of the calendar month in which a sale or purchase occurred. Based upon the review of the Form 4's filed with the Company, no disclosure is required relating late filings.

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


                             SUMMARY COMPENSATION TABLE
                                 Annual Compensation



                                         Commissions              Restrict
                                             and     Other Annual   Stock  Options/
                                           Bonuses   Compensation   Awards   SAR's
Name and Principal      Year   Salary       ($)          ($)         ($)      (#)
  Position              -------------------------------------------------------------

James E. Robinson       1998   $150,000  $36,735         (2)        -0-       -0-
President/CEO           1997   $150,000  $15,750         (2)        -0-    50,000(1)
                        1996   $150,000  $16,875         (2)        -0-       -0-
                        1995   $135,000  $12,273         (2)        -0-    62,500(1)
Que H. Christensen
Vice President/COO(3)   1998   $  95,000 $23,265         (2)        -0-       -0-
                        1997   $  95,000 $  9,975        (2)        -0-    25,000(1)
                        1996   $  95,000 $10,688         (2)        -0-       -0-
                        1995   $  90,000 $  8,188        (2)        -0-    31,250(1)



            (1) These Options were granted under the Company's 1995 Employee Stock Option Plan. No SAR's have been granted by the Company.

      (2) Does not include the value of perquisites provided to certain executive officers which in the aggregate did not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

      (3) In December 1997, Mr. Christensen was promoted to Vice President and Chief Operating Officer (COO) from Chief Financial Officer.

Stock Options

      There were no options granted during fiscal 1998 to the named executive officers. The following table sets forth certain information concerning stock options granted during fiscal 1997 to the named executive officers.

          Options Grants in the Year Ended September 30, 1997

                                             Percentage
                        Number of            of Total           Exercise or
                        Securities       Options Granted to      Base Price
                        Underlying         Employees in           Per Share    Expiration
Name                  Options Granted (#)   Fiscal Year              ($)          Date

James E. Robinson        50,000(1)              60%                 $3.25      6/30/2002
Que H. Christensen       25,000(1)              30%                 $3.25      6/30/2002



            (1) Consists of stock options granted on July 1, 1997, under the Company's 1995 Employee Stock Option Plan. The options vest 1/3 on 7/1/98, 1/3 on 7/1/99, and 1/3 on 7/1/00. All options vest immediately if the Company is acquired.

      The following table sets forth information concerning the number and value of options held at September 30, 1998 by each of the named executive officers. No options held by such executive officers were exercised during 1998.

                            Option Values at September 30, 1998

                        Number of Unexercised     Value of Unexercised
                              Options at          In-the-Money Options
                        September 30, 1998(#)   At September 30, 1998($)(1)
                      -----------------------------------------------------

Name                  Exercisable Unexercisable   Exercisable  Unexercisable
James E. Robinson      62,500 (2)     -0-         $15,625 (2)      -0-
                       16,667       33,333          -0-            -0-
Que H. Christensen     31,250 (2)     -0-         $ 7,183 (2)      -0-
                        8,333       16,667          -0-            -0-

            (1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on September 30, 1998 exceed the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the NASD SmallCap Market on September 30, 1998. The price per share was $2.75.

            (2) This stock option was granted at an exercise price of $4.00 per share and was repriced by the Board of Directors on October 22, 1998 to an exercise price of $2.50 per share which was the closing price of the Company's common stock on the NASD SmallCap Market on that date. The values shown are calculated at the adjusted exercise price.

1995 Employee Stock Purchase Plan

      On November 6, 1995, the Company's Board of Directors adopted the Company's 1995 Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At December 15, 1998, 16,751 shares of common stock had been purchased under the plan.

1995 Employee Stock Option Plan

      On February 24, 1995, the Company's Board of Directors adopted the Company's 1995 Stock Option Plan (the "Plan") which provides for the issuance of a maximum 312,500 shares of common stock pursuant to the exercise of options granted under the Plan. The Options granted under the Plan may be Incentive Stock Options pursuant to
Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Plan is administered by the Board of Directors' Compensation Committee. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. Options to purchase 250,000 shares of stock have been granted and options to purchase 223,750 shares of stock were outstanding as of September 30, 1998.

Compensation of Directors

      The Company's non-employee directors are paid $500 for each Board of Directors meeting attended and $400 for each Committee Meeting attended. On February 24, 1995, the Company adopted, and the shareholders approved at the Annual Meeting on February 16, 1996, the 1995 Non- Employee Director's Stock Option Plan. The Plan provides that each non-employee director who was a director as of February 24, 1995, or who became a director thereafter, was and will be issued an option to purchase 5,000 shares of the Company's common stock at $4.00 per share. Additionally, each non-employee director is automatically granted an option to purchase 1,500 shares at market prices on April 1st of each year commencing April 1, 1997. As of April 1, 1997, the annual grant was terminated and each non-employee director was granted an option to purchase 40,000 shares at $4.00 per share with one-third of the shares vesting at March 31, 1998 and each additional one-third vesting in the two subsequent years. No initial options granted by the Company under this plan in 1995 may be exercised until the Company achieves cumulative before-tax income of $1,500,000, commencing February 22, 1995.

Employment Agreements

     The Company is currently a party to the following Employment Agreements:

     James E. Robinson. On May 3, 1995, the Company entered into an Employment Agreement with its President/CEO, James E. Robinson. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Robinson upon thirty day written notice. The Agreement provides for a base annual salary of $150,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment. The Company is obligated to compensate Mr. Robinson for 120 days past termination in the event the Company terminates the agreement. The Compensation Committee of the Board of Directors amended the annual base salary to $175,000 effective October 1, 1998.

     Que H. Christensen. On May 3, 1995, the Company entered into an Employment Agreement with its Chief Financial Officer, Que H.. Christensen. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Christensen upon thirty day written notice. The Agreement provides for a base annual salary of $95,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment. The Company is obligated to compensate Mr. Christensen for 90 days past termination in the event the Company terminates the agreement. The Compensation Committee of the Board of Directors amended the annual base salary to $115,000 effective October 1, 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 15, 1998 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                      Amount
and Address                               and Nature        Percent
of Beneficial                             of Beneficial     of Class(1)
Owner                                     Ownership         Ownership

James E. Robinson (2)                     1,273,583         28.83%
235 East 6100 South
Salt Lake City, UT 84107

James U. Jensen(3)                        145,924            2.93%
420 Chipeta Way
Salt Lake City, UT 84108

Dr. Jeffrey F. Poore(4)                   44,468              .57%
4536 Abinadi Road
Salt Lake City, UT 84124

Jerald L. Nelson(5)                       53,565              .78%
10242 Ashley Hills Circle
Sandy, UT 84092

Que H. Christensen(6)                     157,469            3.27%
235 East 6100 South
Salt Lake City, UT 84107

Val D. Christianson(7)                    331,812            7.71%
3065 S. 2850 East
Salt Lake City, UT 84107

Charles Davis(8)                          445,000           10.35%
3439 E. Tudor Road, #39
Anchorage, AK 99508

Serena J. Falgoust(9)                      30,576            0.71%
1620 N. 1250 W.
Provo, UT 84604

I-Med Shareholders(10)                    309,094            7.19%
Share Purchase Trust
235 East 6100 South
Salt Lake City, UT 84107

All Officers and Directors              1,595,585           37.10%
  as a Group (6 Persons)

      Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

      (1) As of December 15, 1998, there were 4,089,029 shares of the Company's common stock issued and outstanding. There are also outstanding exercisable options and warrants to purchase 212,234 shares of the Company's common stock which are owned by officers and directors. Therefore, for purposes of the above set forth chart, 4,301,263 shares are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. This amount does not include options owned by officers and directors which are not currently exercisable.

      (2) Includes (I) 22,500 shares owned of record by the five children of Mr. Robinson (4,500 shares each); (ii) 892,798 shares owned by J&J Medical Investments, Ltd., (iii) 279,118 shares owned of record by Mr. Robinson and (iv) 79,167 shares which may be acquired by Mr. Robinson pursuant to stock options which are currently exercisable.

      (3) Includes (I) 88,538 shares owned of record by Mr. Jensen of which 55,992 shares were purchased through the exercise of stock options; (ii) 25,886 shares which are beneficially owned through the I-Med Shareholder Share Purchase Trust; and 31,500 shares which may be issued pursuant to other stock options and warrants which are currently exercisable.

      (4) Includes 9,484 shares owned of record by Dr. Poore of which 8,484 shares were purchased through the exercise of stock options and 34,984 shares which may be acquired pursuant to stock options and warrants which are currently exercisable.

      (5) Includes (I) 500 shares which are owned of record by Mr. Nelson which were purchased through the exercise of stock options; (ii) 27,000 shares which may be issued pursuant to stock options and warrants which are currently exercisable; and (iii) 26,065 shares which are owned of record by Mr. Nelson's spouse.

      (6) Includes (I) 15,000 shares owned of record by Mr. Christensen; (ii) 92,886 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; (iii) 10,000 shares owned of record by the four children of Mr. Christensen (2,500 shares each) and (iv) 39,583 shares which may be acquired pursuant to stock options which are currently exercisable.

      (7) Includes (I) 54,328 shares owned of record by Mr. Christianson jointly with his spouse; (ii) 154,099 shares which are owned of record by Mr. Christianson jointly with his spouse and held in a brokerage account;

      (iii) 100,885 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; and (iv) 22,500 shares owned of record by the four children of Mr. Christianson (2,500 shares each) .

      (8) Includes 230,500 shares owned of record by Mr. Davis and 214,500 shares owned jointly with his spouse.

      (9) Includes 29,385 shares owned jointly with her spouse and 1,191 shares which are owned through the Interwest Home Medical Employee Stock Purchase Plan.

      (10) The  I-Med  Shareholders  Share  Purchase  Trust was  established  in
      October 1991 to purchase shares of Interwest Medical Equipment Distributors, Inc. common stock from a retiring officer/employee. The Trust's shares were exchanged for the Company's shares in connection with a merger effected February 22, 1995. The purchase price is payable in 120 monthly payments. The purchase price for the shares is funded by Trust participants who contribute monthly payments to purchase a pro-rata portion of such shares. There are currently 9 persons purchasing shares pursuant to the Trust arrangement. These persons have the right to vote the shares attributable to their pro-rata portion of the total shares being purchased from the Trust. It is anticipated that the Trust will distribute shares paid for to the Trust beneficiaries from time-to-time as requested by purchasers. Interwest Medical has guaranteed payment of the unpaid balance of the purchase price for the shares purchased by the Trust.

Security Ownership of Management

      See Item 4(a) above.

Changes in Control

      No changes in control of the Company are currently contemplated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Board of Directors Stock Option Purchase Plan

      On September 30, 1997, the Company's Board of Directors adopted a financing Plan which provides a stock purchase right and warrant purchase right to each of its three non-employee directors (the "Holders"). The maximum number of shares issuable under the Plan is 66,000 shares per Holder, of which up to 33,000 shares per Holder may be purchased as "Purchase Shares" and up to 33,000 shares per Holder may be purchased as "Warrant Shares". This Plan is modeled on a similar financing arrangement earlier negotiated between the Company and third party investors. The Plan for the non-employee directors is intended to encourage long term investment in the Company by the non-employee directors but is not considered by the Company as "compensation" to the non-employee directors. The prices and terms provided are deemed fair market value because the Plan uses substantially the same prices and terms as were previously negotiated in good faith between the Company and third party investors.

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


                                    Last Date for  Last Date to      Last Date
             Exercise Price Shares    Option Fee   Obtain Warrants    without     Warrant Prices
                                                                      Warrants
---------------------------------------------------------------------------------------------------

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

      As of September 30, 1998, Dr. Poore had purchased 8,250 shares, Dr. Nelson had purchased 500 shares, and Mr. Jensen had purchased 5,000 shares. Each director received warrants equal to the number of shares purchased. No other option fees were paid and all the remaining options and warrants had terminated as a result.

Parents of Company

      The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
            8-K

  A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibits Index which appears on page 68.

  B. The Company filed no Form 8-K during the fiscal year ended September 30, 1998.

Exhibits to Form 10-KSB
                                                                Sequentially
  Exhibit                                                         Numbered
  Number    Exhibit                                                 Page
----------  --------                                            --------------
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

  10.2      Form of 1995 Non-Employee Directors' Stock Option Plan*  N/A

  10.3.           Form of 1995 Stock Purchase Plan*                  N/A

  10.4.           Employment Agreement - James E. Robinson*          N/A

  10.5.           Employment Agreement - Val D. Christianson*        N/A

  10.6.           Employment Agreement - Que H. Christensen*         N/A

  10.7.           Loan Documentation*                                N/A

  10.8      Non-employee Director Stock Option Purchase Agreement*   N/A

  11.1      Schedule of Weighted Average Shares                      70

  21.1      Subsidiaries of Registrant                               71

  23.1      Consent of Independent Accountant                        72


  *Incorporated by reference to Form 10-KSB for year ended September 30, 1995. **Incorporated by reference to Form 10-KSB for year ended September 30, 1997.

                               SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interwest Home Medical, Inc.


Date: December 29, 1998                     By/s/ James E. Robinson
                                              James E. Robinson
                                              President/CEO

Date: December 29, 1998                     By/s/ Bret A. Hardy
                                               Bret A. Hardy
                                               Controller
                                               Principal Financial Officer


      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ James E. Robinson               CEO/Director            December 29, 1998
James E. Robinson

/s/ James U. Jensen                 Director                December 29, 1998
James U. Jensen

/s/ Dr. Jeffrey F. Poore            Director                December 29, 1998
Dr. Jeffrey F. Poore

/s/ Jerald L. Nelson                Director                December 29, 1998
Jerald L. Nelson