Form 10QSB
period 1998-12-31
INTERWEST HOME MEDICAL INC
filed 1999-02-12
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1998

                                       OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                   ------------


                          INTERWEST HOME MEDICAL, INC.
           (Name of Small Business Issuer as specified in its charter)
                    Utah                                  87-0402042

           ------------------------------                ------------

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

Securities registered pursuant to Section 12(g)of the Exchange Act: No Par Value Common Stock




Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X No___.

Common Stock outstanding at December 31, 1998 - 4,089,029 shares of no par value Common Stock.



                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                     For the Quarter Ended December 31, 1998



The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                       Form 10-Q

Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheet--December 31, 1998.......... 3
             Condensed Consolidated Statements of Income--for three months ended December 31, 1998 and 1997................................  5
             Condensed Consolidated Statements of Cash Flows--for the
              three months ended December  31, 1998 and 1997................   6
             Notes to Condensed Consolidated Financial Statements...........   8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  10



                           PART II - OTHER INFORMATION
                                                                            Page

Item 1.    Legal Proceedings                                                  17

Item 2.    Changes in Securities                                              17

Item 3.    Defaults Upon Senior Securities                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                17

Item 5.    Other Information                                                  17

Item 6(a). Exhibits                                                           17

Item 6(b). Reports on Form 8-K                                                17

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                December 31, 1998




      Assets

Current assets:
  Cash and cash equivalents                            $     320,000
  Accounts receivable - net                               10,866,000
  Current portion of long-term receivable                    630,000
  Inventory                                                3,665,000
  Current deferred tax asset                                 701,000
  Other current assets                                       175,000
                                                       -------------

             Total current assets                         16,357,000


Notes receivable                                             190,000


Investment in undeveloped real estate                         76,000

Property and equipment - net                               6,789,000

Intangible assets - net                                    4,925,000

Other assets                                                 349,000







                                                         $28,686,000

Liabilities and Stockholders' Equity


Current liabilities:
  Checks written in excess of cash in bank          $      788,000
  Current  portion of long-term debt                     3,246,000
  Notes payable                                          4,713,000
  Accounts payable                                       2,703,000
  Accrued expenses                                         845,000
  Income taxes payable                                     581,000
                                                   ---------------

      Total current liabilities                         12,876,000

Deferred income taxes                                      416,000

Long-term debt                                           5,656,000

      Total liabilities                                 18,948,000

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,089,029  shares issued
      and outstanding                                    3,299,000
  Additional paid-in capital                                   -
  Retained earnings                                      6,439,000
                                                         ---------

      Total stockholders' equity                         9,738,000


                                                       $28,686,000

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                   Three Months Ended December 31, 1998 and 1997




                                                     1998        1997
                                                    ------      ------



Revenue:
 Net sales                                        $3,417,000  $3,538,000
 Net rental income                                 4,253,000   2,694,000
                                                 ----------- -----------

       Total revenue                               7,670,000   6,232,000

Cost of sales and rental                           2,759,000   2,360,000
                                                   ---------   ---------

       Gross profit                                4,911,000   3,872,000
                                                   ---------   ---------

Selling, general and administrative expenses       4,166,000   3,298,000

       Income from operations                        745,000     574,000

Other income (expense):
        Interest expense                            (303,000)   (226,000)
        Interest income                              105,000      26,000
        Other                                         30,000         -0-

       Income before taxes                           577,000     374,000

Income taxes                                         171,000      37,000
                                                   ----------   --------

       Net income                                   $406,000    $337,000
                                                    ========    ========



  Net income per share:
       Basic                                           $0.10       $0.08
                                                       =====       =====

       Fully Diluted                                   $0.10       $0.08
                                                       =====       =====

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                   Three Months Ended December 31, 1998 and 1997



Cash flows from operating activities:             1998              1997
                                                  ----              ----

  Reconciliation of net income to net cash provided by operating activities:

     Net income                                $406,000          $337,000
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           582,000           313,000
        Gain from sale of office building       (67,000)            -
        (Increase) decrease in:
         Accounts receivable                   (419,000)         (141,000)
         Inventories                            106,000           203,000
         Other current assets                   (18,000)           60,000
         Other assets                          (198,000)            9,000
                  Increase (decrease) in:
         Accounts payable                       (95,000)         (313,000)
         Accrued expenses                        78,000           183,000
         Income tax payable                    (303,000)           61,000
                                            ------------       ----------


              Net cash provided by
              operating activities               72,000           712,000
                                            ------------       ----------

Cash flows from investment activities:

  Collection of notes receivable                247,000             5,000
  Cash used in acquisition                          -             (60,000)
  Purchase of property and equipment           (581,000)         (538,000)
  Increase in long term receivable                                  1,000
  Proceeds from sale of building                110,000               -
                                            ------------       -----------

              Net cash (used in)
              investing activities             (224,000)         (592,000)
                                            ------------       -----------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Three Months Ended December 31, 1998 and 1997

                                                  1998              1997
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank       17,000          (532,000)
  Proceeds from notes payable                 2,637,000         1,928,000
  Payments on notes payable                  (2,417,000)       (1,801,000)
  Principal payments on long-term debt         (796,000)         (579,000)
  Proceeds from long-term debt                  778,000           554,000
                                           ------------      ------------

              Net cash provided from
              (Used in) financing activities    219,000          (430,000)

              Net (decrease) increase
              in cash                            67,000          (310,000)

   Cash, beginning of period                    253,000           902,000
                                           ------------        ----------

   Cash, end of period                    $     320,000      $    592,000
                                          =============      ============


Supplemental schedule of non-cash investing and financing activities

   During the three months ended December 31, 1998, the Company sold its investment in the office building and undeveloped real estate. Of the total proceeds, $540,000 was received as a note receivable.

   During the three months ended December 31, 1997, the Company acquired certain assets from an unrelated Utah based company. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

         Accounts receivable              $     26,710
         Capital equipment                      23,200
         Intangible assets                      70,090
                                              --------

            Net assets purchased               120,000
            Less owner financed portion         60,000

            Net cash invested             $     60,000
                                          ============

   During the three months ended December 31, 1997, the company sold a portion of its rehab business to a former owner. The sold assets were finance with a note receivable to the buyer. The assets sold consisted of the following:

         Inventory                        $     37,163
         Property and equipment                 22,535
         Intangible assets                     190,302
                                               -------

            Net assets sold                    250,000
            Note receivable                    250,000

            Net cash received          $             0
                                       ================

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(1)       Presentation

          The condensed consolidated unaudited financial statements included the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

(2)       Acquisition and proforma information

          During the three months ended December 31, 1998, the Company did not complete any acquisitions.

(3)       Lines of Credit

          The Company has lines of credit of $5.35 million available as of February 10, 1999. At that date $4,713,000 was outstanding on those lines.

(4)       Legal

          In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court, County of Arapahoe, Colorado. Link contends that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on December 29, 1996. Link seeks to recover $600,000 plus interest at 8% per annum, and attorney's fees and costs. Interwest believes that it owes no additional money to Link because there has been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest has also filed a Counter claim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and seeking to recover at least $500,000 plus interest, attorney's fees and costs. In addition, Interwest has filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims are varied in nature, but include such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally seek to recover at least $500,000.

          In June 1998, American Springs Development ("ASD") commenced litigation against the Company which was filed in the Fourth District Court in Provo, Utah. ASD claims that the Company breached a warranty of title in connection with the sale of real property, and that it has suffered damages it estimates to be at least $50,000. The Company has counterclaimed against ASD alleging that the deed should be reformed and denying any liability. ASD remains indebted to the Company for the purchase price of the property which, as of December 1998, was past due in the amount of approximately $168,000. On January 22, 1999, the Company received a $95,000 payment from ASD.

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

          No amounts for losses have been accrued in the financial statements and management is not able to determine the final outcome as the various pieces of litigation are in the preliminary stages.

(5)       Weighted Average

          Income per share is based on the weighted average number of shares outstanding during the period. Weighted average shares are as follows:


                                                Three months ended December 31,
                                                       1998        1997
          Weighted average number of
          common shares outstanding:
            Basic                                  4,089,000   4,075,000
                                                   =========   =========

            Fully Diluted                          4,114,000   4,085,000
                                                   =========   =========

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company's revenue and income are derived from home medical equipment and services. The Company's products and services include home oxygen and respiratory care services, home medical equipment, supplies, and rehabilitation products and services.

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

     As a result of the uncertainty of the outcome of legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition and concentrate primarily upon internal growth.

Net Revenues

     Net revenues for the quarters ended December 31, 1998 and 1997 increased 23% to $7,670,000 from $6,232,000. The net increase of $1,438,000 consists of:
(1) revenues generated from existing stores in continuing product lines of approximately $963,000 or 67%; (2) reduced by revenues sold or terminated from the quarter ended December 31, 1997 due to the Company's focus to provide more respiratory services of approximately $625,000 or 43%; and (3) revenues contributed by acquired operations of approximately $1.1 million or 76%.

     Net revenues from sales for the quarters ended December 31, 1998 and 1997 decreased to $3,417,000 from $3,538,000 in 1997. The net decrease of $121,000 consists of: (1) net sales contributed by acquired operations of approximately $400,000; (2) reduced by net sales, primarily of rehabilitation products, which were sold or terminated of approximately $475,000; and (3) net sales that were lost from existing stores in continuing product lines of approximately $46,000 due to the Company's focus to provide more respiratory services.

     Net revenues from rentals for the quarters ended December 31, 1998 and 1997 increased 58% to $4,253,000 from $2,694,000. The net increase of $1,559,000 consists of: (1) net rentals contributed by acquired operations of approximately $700,000 or 45%; and (2) net rentals generated from existing stores in continuing product lines of approximately $859,000 or 55%. Rental revenue as a percentage of total revenue for the quarters ended December 31, 1998 and 1997 increased to 55% compared to 43%. Sales revenue had a corresponding reduction to 45% from 57% for the same period. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue.
Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

     Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 60%, 33% and 7%, respectively, for the quarter ended December 31, 1998 compared to 52%, 35% and 13%, respectively for the quarter ended December 31, 1997. Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus in both marketing and acquisitions. The decrease in rehabilitation products revenue is due primarily to the sale or exit by the Company in Colorado and Las Vegas where reimbursement rates and/or payment terms are inadequate.

     The Balanced Budget Act of 1997 ("BBA") was signed into law on August 5, 1997. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The effect of the BBA to the Company was reduction of revenue of approximately $250,000 in the quarter ended December 31, 1998 compared to the 1997 fee schedule amounts.

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

Gross Margins

     Gross margins were 64.0% and 62.1% in the quarters ended December 31, 1998 and 1997, respectively. Gross margin from net rental revenue in the quarters ended December 31, 1998 and 1997 was 84% compared to 83%. Gross margin from net sales revenue in the quarters ended December 31, 1998 and 1997 was 46% compared to 45%. The increase in overall gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue due to the BBA reduction in payment for home oxygen services provided to Medicare beneficiaries. Additionally, the increase in gross margin from net sales is primarily due to the elimination of certain low margin products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses have increased in the quarters ended December 31, 1998 and 1997 to $4,166,000 from $3,298,000 or 26%. Selling, general and administrative expenses increased as a percentage of net revenues to 54% in 1998 from 53% in 1997 primarily due to staff increases to focus on the collection of accounts receivable.

Interest Expense

     Interest expense increased in the quarters ended December 31, 1998 and 1997 to $303,000 from $226,000. Interest expense as a percentage of revenue increased to 4.0% from 3.6% in the quarters ended December 31, 1998 and 1997. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $4.4 million of new and assumed borrowings to fund acquisition activities in fiscal 1998.

Acquisitions

     There were no acquisitions in the quarter ended December 31, 1998.

     In the quarter ended December 31, 1997, the Company acquired, in unrelated transactions, certain operating assets of a local competitor. The operation purchased had aggregate annualized revenues of approximately $150,000 at the time of acquisition. The cost of the purchased acquisition was approximately $120,000 and was allocated to acquired assets as follows: $27,000 to current assets, $23,000 to property and equipment, and $70,000 to goodwill. This acquisition was merged into existing branches.

Liquidity and Capital Resources

     At December 31, 1998, the Company's working capital was $3,481,000 compared to $2,613,000 at September 30, 1998, an increase of $868,000 or 33%. The increase is primarily due to approximately $450,000 increase in current portion of long-term receivable due to a six month note issued in connection with the sale of a commercial building and increases in accounts receivable from increased revenues.

     The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the quarter ended
December 31, 1998, net cash provided by operating activities was $72,000 as compared to $712,000 for the quarter ended December 31, 1997, a decrease of $640,000. Significantly contributing to cash provided from operations in the quarter ended December 31, 1998 were increased income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. The

Company has encountered billing delays in its efforts to integrate trade receivables from acquisition activities during the last half of fiscal 1998 and to receive payments from certain managed care organizations. The Company includes accounts receivable as security for its lines of credit.

     Net cash used in investing activities amounted to ($224,000) and ($592,000) for the quarters ended December 31, 1998 and 1997, respectively. Activity in the quarter ended December 31, 1998 included the Company's investment in capital equipment of $581,000.

     Net cash provided by (used in) financing activities amounted to $219,000 and ($430,000) for the quarters ended December 31, 1998 and 1997, respectively. Activity in the quarter ended December 31, 1998 included the Company's proceeds of $778,000 from long-term obligations, and payments of $796,000 related to long-term obligations.

     As of December 31, 1998, the Company's principal sources of liquidity consisted of approximately $3.5 million of working capital and $637,000 available on its $5.35 million revolving credit loans and lines of credit. The Company has a $4.35 million revolving operating line of credit with its principal bank expiring on February 12, 1999 and an additional $1.0 million revolving operating line of credit with its principal bank expiring August 30, 1999. The Company is currently negotiating the renewal of its primary operating line of credit. Borrowing under the Company's lines of credit are secured and limited to 80% of eligible accounts receivable and 50% of inventory. Interest on both lines of credit is payable quarterly at the bank's prime lending rate minus
 .50%. As of December 31, 1998 and September 30, 1998, $4,713,000 and $4,491,000,
respectively,  were  outstanding  under the lines of  credit.  The  increase  is
primarily  due  to  increases  in  inventory  and  accounts   receivable   which
contributed to additional borrowings under the Company's working capital credit facilities.

     The Company anticipates that capital expenditures for fiscal 1999 will be approximately $2.0 million. The Company believes that it will be able to generate sufficient funds internally, together with funds that may be borrowed under its credit facilities, to meet its anticipated short-term and long-term capital requirements for the foreseeable future.

     The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

Financial Condition

     Net accounts receivable increased 4% to $10,866,000 at December 31, 1998 from $10,447,000 at September 30, 1998. The increase was due to revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last half of fiscal 1998. Billing delays contributed to the Company's average days sales in receivables increasing to 124 days at December 31, 1998 from 111 days at September 30, 1998. Correspondingly, the allowance for doubtful accounts increased to $1,778,000 at December 31, 1998 from $1,760,000 at September 30, 1998.

     Inventories were $3,665,000 at December 31, 1998 compared to $3,771,000 at September 30, 1998, a decrease of 3%. Inventories decreased $106,000 during the quarter primarily as a result of the Company's focus on reducing emphasis on lower margin sales. Year-to-year percentage increases in inventory levels have declined as a results of a shift in product mix toward rentals revenue which requires lower inventory levels.

     At December 31, 1998, the Company had notes receivable of $820,000 compared to $617,000 at September 30, 1998. The increase is due to approximately $450,000 from the sale of a commercial building offset by $247,000 of payments. The notes receivable originated from the sales of undeveloped real estate, an apartment complex and sale of rehab business operations. The Company continues to receive payments on its notes receivable and is in the process of working with one of the debtors to receive full consideration for the note which is currently in default.

     At December 31, 1998, the Company held property and equipment, net of depreciation, used in its business amounting to $6,789,000 compared to
$6,745,000 at September 30, 1998. The increase in property and equipment is attributable to patient rental equipment purchased to support increased rental revenue.

     Current liabilities decreased 1% to $12,876,000 at December 31, 1998 compared to $12,959,000 at September 30, 1998. Correspondingly, current assets grew 5% to $16,357,000 from $15,572,000. The decrease in current liabilities is due to payments on notes without increases from acquisition activity. The increase in current assets is due primarily to increases in current portion of long-term receivable from the sale of a commercial building and in net accounts receivable due to revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last six months of fiscal 1998. Correspondingly, the allowance for doubtful accounts increased to $1,778,000 at December 31, 1998 from $1,760,000 at September 30, 1998.



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


Forward Outlook and Risks

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward- looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, rules and regulations relating to home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting the Company's industry and business; (c) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for the Company's products and services; and (e) other risks detailed in the Company's Securities and Exchange Commission filings.

     This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

High Leverage. As of December 31, 1998, the Company had total stockholder's equity of approximately $9.7 million and total indebtedness of approximately $19 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be impaired. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" in the Company's fiscal 1998 Form 10- KSB.

Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation" in the Company's fiscal 1998 Form 10-KSB.

Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 had an adverse impact on the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to adversely impact the Company's net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. See "Reimbursement for Services" and "Government Regulation" in the Company's fiscal 1998 Form 10-KSB.

Slow Reimbursements. At December 31, 1998, approximately 36% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 1998 Form 10-KSB.


Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. See "Sales and Marketing" and "Government Regulation" in the Company's fiscal 1998 Form 10-KSB.

Risks Related to Goodwill. At December 31, 1998, goodwill resulting from acquisitions was approximately $4.9 million, approximately 17% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at December 31, 1998 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

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

When evaluating acquisitions, the Company focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. See "Strategy" in the Company's fiscal 1998 Form 10-KSB. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. There can be no assurance that the Company in the future will be able to negotiate, finance or integrate acquisitions without experiencing adverse consequences that could have a material adverse effect on the Company's financial condition or results of operations. Acquisitions involve numerous short and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

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

Recent Accounting Pronouncements

The Financial Accounting Standards board has issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of these statements will have a material impact on the Company's financial statements.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

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

          In June 1998, American Springs Development ("ASD") commenced litigation against the Company which was filed in the Fourth District Court in Provo, UT. ASD claims that the Company breached a warranty of title in connection with the sale of real property, and that it has suffered damages it estimates to be at least $50,000. The Company has counterclaimed against the ASD alleging that the deed should be reformed and denying any liability. ASD remains indebted to the Company for the purchase price of the property which, as of December 1998 was in a past due amount of approximately $168,500. On January 22, 1999, the Company received a $95,000 payment from ASD.

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

Item 6(a). Exhibits.  None.

Item 6(b). Reports on Form 8-K.  None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 12, 1999               INTERWEST HOME MEDICAL, INC.



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