Form 10QSB
period 1999-03-31
INTERWEST HOME MEDICAL INC
filed 1999-05-14
CIK 789092

==============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
           (Name of Small Business Issuer as specified in its charter)



                    UTAH                                    87-0402042
                ------------                              --------------
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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.Yes X No.


Common Stock outstanding at March 31, 1999 - 4,089,029 shares of no par value Common Stock.



                   DOCUMENTS INCORPORATED BY REFERENCE: NONE


==============================================================================

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                        For the Quarter Ended March 31, 1999



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION

                                                                               Page of
                                                                              Form 10-Q
                                                                              ---------

Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheet--March 31, 1999..................3
             Condensed Consolidated Statements of Income--for six months and three months ended March 31, 1999 and 1998.....................5
             Condensed Consolidated Statements of Cash Flows--for the six months ended March  31, 1999 and 1998.....................................6
             Notes to Condensed Consolidated Financial Statements..................9

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................11




                            PART II - OTHER INFORMATION


                                                                                 Page

Item 1.  Legal Proceedings                                                        18

Item 2.  Changes in Securities                                                    18

Item 3.  Defaults Upon Senior Securities                                          18

Item 4.  Submission of Matters to a Vote of Security Holders                      18

Item 5.  Other Information                                                        18

Item 6(a)Exhibits

Item 6(b)Reports on Form 8-K


                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                                   March 31, 1999




      Assets


Current assets:
  Cash and cash equivalents                            $     413,000
  Accounts receivable - net                               11,273,000
  Current portion of long-term receivable                    520,000
  Inventory                                                3,466,000
  Current deferred tax asset                                 701,000
  Other current assets                                       141,000
                                                       -------------

             Total current assets                         16,514,000



Investment in undeveloped real estate                         76,000

Property and equipment - net                               7,036,000

Intangible assets - net                                    4,882,000

Other assets                                                 367,000
                                                       -------------






                                                         $28,875,000
                                                       =============

Liabilities and Stockholders' Equity


Current liabilities:
  Checks written in excess of cash in bank          $      791,000
  Current  portion of long-term debt                     3,247,000
  Notes payable                                          5,081,000
  Accounts payable                                       2,691,000
  Accrued expenses                                         942,000
  Income taxes payable                                     648,000
                                                   ---------------

      Total current liabilities                         13,400,000
                                                   ---------------

Deferred income taxes                                      416,000

Long-term deb   4,909,000

      Total liabilities                                 18,725,000

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,089,029  shares issued
      and outstanding                                    3,299,000
  Additional paid-in capital                                   -
  Retained earnings                                      6,851,000
                                                    --------------

      Total stockholders' equity                        10,150,000
                                                    --------------


                                                       $28,875,000
                                                    ==============

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                   For the Periods Ended March 31, 1999 and 1998



                                   Six months ended        Three months ended
                                        March 31,               March 31,
                                   1999        1998        1999        1998
                               -----------   ---------  ----------  ----------

Revenue:
  Net sales                     $6,859,000  $7,380,000  $3,441,000  $3,843,000
  Net rental income              8,626,000   5,865,000   4,374,000   3,162,000
                               -----------   ---------  ----------  ----------

       Total revenue            15,485,000  13,245,000   7,815,000   7,005,000

Cost of sales and rental         5,478,000   5,065,000   2,719,000   2,705,000
                                ----------  ----------  ----------   ---------

       Gross profit             10,007,000   8,180,000   5,096,000   4,300,000
                               -----------  ----------  ----------  ----------

Selling, general, &
     administrative expenses     8,437,000   6,930,000   4,270,000   3,632,000
                               -----------  ----------  ----------  -----------

       Income from operations    1,570,000   1,250,000     826,000     668,000

Other income (expense)
  Interest expense                (575,000)   (446,000)   (273,000)   (220,000)
  Interest income                  175,000      55,000      70,000      29,000
  Other                             (6,000)     (5,000)    (36,000)     (5,000)
                               ------------  ---------- -----------  -----------

       Income before taxes       1,164,000     854,000     587,000     472,000

Income taxes                       346,000     166,000     175,000     129,000
                               ------------  ---------- -----------  -----------

       Net income             $    818,000   $ 688,000  $  412,000  $  343,000
                               ============  ========== =========== ============

       Net income per share:
            Basic                 $   0.20     $  0.17    $   0.10    $   0.08
                               ============  ========== =========== ============

            Fully diluted         $   0.20     $  0.17    $   0.10    $   0.08
                               ============  ========== =========== ============

       Average number of shares outstanding:

            Basic                4,089,000   4,082,000   4,089,000   4,089,000
                               ============  ========== =========== ============

            Fully diluted        4,114,000   4,092,000   4,114,000   4,100,000
                               ============  ========== =========== ============

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                  For the Six Months Ended March 31, 1999 and 1998



Cash flows from operating activities:             1999              1998
                                                  ----              ----

  Reconciliation of net income to net cash
     provided by operating activities:
     Net income                                $818,000          $688,000
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization         1,093,000           869,000
        Gain from sale of office building       (67,000)            -
        (Increase) decrease in:
         Accounts receivable                   (826,000)         (766,000)
         Inventories                            305,000          (170,000)
         Other current assets                   (12,000)           68,000
         Other assets                          (187,000)           14,000
                  Increase (decrease) in:
         Accounts payable                      (109,000)         (286,000)
         Accrued expenses                       175,000           275,000
         Income tax payable                    (236,000)          140,000
                                            ------------       ------------


              Net cash provided by
                 operating activities           954,000           832,000
                                            ------------       ------------

Cash flows from investment activities:

  Collection of notes receivable                550,000            56,000
  Cash used in acquisition                          -            (136,000)
  Purchase of property and equipment         (1,298,000)         (824,000)
  Proceeds from sale of building                110,000               -
                                            ------------       ------------

              Net cash (used in)
              investing activities             (638,000)         (904,000)
                                            ------------       ------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                  For the Six Months Ended March 31, 1999 and 1998

                                                  1999              1998
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank       20,000            13,000
  Proceeds from notes payable                 4,221,000         3,550,000
  Payments on notes payable                  (3,631,000)       (2,791,000)
  Principal payments on long-term debt       (1,557,000)       (1,574,000)
  Proceeds from long-term debt                  791,000           752,000
  Issuance of common stock                          -              54,000
                                           -------------    --------------

         Net cash (used in)
         provided by financing activities      (156,000)            4,000
                                           -------------    --------------

         Net increase (decrease)
         in cash                                160,000           (68,000)

   Cash, beginning of period                    253,000           902,000
                                           ------------        ----------

   Cash, end of period                    $     413,000      $    834,000
                                          =============      ============


Supplemental schedule of non-cash investing and financing activities

   During the six months ended March 31, 1999, the Company sold its investment in the office building and undeveloped real estate. Of the total proceeds, $448,000 was received as a note receivable. For the six months ended March 31, 1999 there were no acquisitions of unrelated companies.

   During the six months ended March 31, 1998, the Company acquired certain assets from unrelated companies. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

         Accounts receivable           $     1,176,710
         Inventories                           431,098
         Note receivable                        13,000
         Capital equipment                   1,433,200
         Intangible assets                     844,400
         Other assets                           23,300
                                            ----------
                                             3,921,708
          Less accounts payable                 24,098
          Less accrued expenses                  7,473
                                            ----------
          Net assets purchased               3,890,137
          Less owner/bank financed portion   3,754,311
                                            ----------
          Net cash invested             $      135,826
                                        ===============

During the six months ended March 31, 1998, the Company sold a portion of its rehab business to a former owner. The sold assets were finance with a note receivable to the buyer. The assets sold consisted of the following:

         Inventory                        $     37,163
         Property and equipment                 22,535
         Intangible assets                     190,302
                                               -------

            Net assets sold                    250,000
            Note receivable                    250,000

            Net cash received          $             0
                                       ===============

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(1)      Presentation

      The condensed consolidated unaudited financial statements included the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the six months and three months ended March 31, 1999 and 1998 and cash flows for the six months ended March 31, 1999 and 1998. The results of operations for the six months and three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

(2)   Acquisition and proforma information

      During the three months and six months ended March 31, 1999, the Company did not complete any acquisitions.

(3)   Lines of Credit

      The Company has lines of credit of $6.0 million available as of May 10, 1999. At that date $4,713,000 was outstanding on those lines.

(4)   Legal

In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court, County of Arapahoe, Colorado. Link contends that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on March 29, 1996. Link seeks to recover $600,000 plus interest at 8% per annum, and attorney's fees and costs. Interwest believes that it owes no additional money to Link because there has been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest has also filed a Counter claim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and seeking to recover at least $500,000 plus interest, attorney's fees and consts. In addition, Interwest has filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims are varied in nature, but include such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally seek to recover at least $500,000. As of May 10, 1999, the parties had signed a letter agreement to settle the litigation wherein the Company would pay $120,000 to the parties and all parties will sign complete releases. This amount is adequately covered by accrued reserves.

In June 1998, American Springs Development ("ASD") commenced litigation against the Company which was filed in the Fourth District Court in Provo, Utah. ASD claims that the Company breached a warranty of title in connection with the sale of real property, and that it has suffered damages it estimates to be at least $50,000. The Company has counterclaimed against ASD alleging that the deed should be reformed and denying any liability. ASD remains indebted to the Company for the purchase price of the property which, as of March 31, 1999, was past due in the amount of approximately $77,500. On January 22, 1999, the Company received a $95,000 payment from ASD. As of May 11, 1999, the parties had agreed in principle to settle the litigation wherein the Company will be paid substantially all of its principal balance by June 30, 1999.

In October 1998, Interwest was served with an Amended Complaint filed by Buckeye Welding Supply Company ("Buckeye") in District Court, Weld County, Colorado. Buckeye contends that Interwest owes it $113,546 on open account and for the fair market value of certain oxygen cylinders (allegedly in excess of $60,000) which Buckeye contends Interwest has not returned to it. Interwest denies that it owes Buckeye the amount of the claim and has also ascertained that it has returned to Buckeye all oxygen cylinders owned by Buckeye. Interwest has filed Cross Claims against Link for breach of the Asset Purchase Agreement, dated March 20, 1996, and for indemnification, seeking to hold Link liable for any amounts that Interwest may be required to pay to Buckeye.

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

Net Revenues

Consolidated

   Net revenues for the three months ended March 31, 1999 and 1998 increased 12% to $7,815,000 from $7,005,000. The net increase of $810,000 consists of: (1)
revenues generated from existing stores in continuing product lines of approximately $441,000 or 54%; (2) reduced by revenues sold or terminated from the quarter ended March 31, 1998 due to the Company's focus to provide more respiratory services of approximately $315,000 or 39%; and (3) revenues contributed by acquired operations of approximately $676,000 or 83%.

   Net revenues for the six months ended March 31, 1999 and 1998 increased 17% to $15,485,000 from $13,245,000. The net increase of $2,240,000 consists of: (1)
revenues generated from existing stores in continuing product lines of approximately $1,404,000 or 63%; (2) reduced by revenues sold or terminated from the quarter ended March 31, 1998 due to the Company's focus to provide more respiratory services of approximately $940,000 or 42%; and (3) revenues contributed by acquired operations of approximately $1,776,000 or 79%.


Sales Revenue

   Net revenues from sales for the three months ended March 31, 1999 and 1998 decreased to $3,441,000 from $3,843,000 in 1998.The decrease of $432,000 consists of: (1) net sales contributed by acquired operations of approximately $60,000; (2) reduced by net sales, primarily of rehabilitation products, which were sold or terminated of approximately $385,000; and (3) net sales that were lost from existing stores in continuing product lines of approximately $107,000 due to the Company's focus to provide more respiratory services.

   Net revenues from sales decreased to $6,859,000 for the six months ended March 31, 1999 as compared to $7,380,000 for the same period ended 1998. The net decrease of $521,000 consists of: (1) net sales contributed by acquired operations of approximately $460,000; (2) reduced by net sales, primarily of rehabilitation products, which were sold or terminated of approximately $860,000; and (3) net sales that were lost from existing stores in continuing product lines of approximately $121,000 due to the Company's focus to provide more respiratory services.

Rental Revenue

   Net revenues from rentals for the three months ended March 31, 1999 and 1998 increased 39% to $4,374,000 from $3,162,000. The net increase of $1,212,000 consists of: (1) net rentals contributed by acquired operations of approximately $745,000 or 61%; and (2) net rentals generated from existing stores in continuing product lines of approximately $467,000 or 39%. Rental revenue as a percentage of total revenue for the three months ended

March 31, 1999 and 1998 increased to 56% compared to 46%. Sales revenue had a corresponding reduction to 44% from 55% for the same period.

   For the six months ended March 31, 1999 and 1998 rental revenue increased 47% to $8,626,000 from $5,865,000 The net increase of $2,761,000 consists of: (1)
net rentals contributed by acquired operations of approximately $1,445,000 or 52%; and (2) net rentals generated from existing stores in continuing product lines of approximately $1,361,000 or 48%. Rental revenue as a percentage of total revenue for the six months ended March 31, 1999 and 1998 increased to 56% compared to 45%. Sales revenue had a corresponding reduction to 45% from 56% for the same period. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

   Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 62%, 31% and 7%, respectively, for the quarter ended March 31, 1999 compared to 54%, 32% and 14%, respectively for the quarter ended March 31, 1998. Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 61%, 32% and 7%, respectively, for the six months ended March 31, 1999 compared to 52%, 32% and 16%, respectively for the six months ended March 31, 1998. Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus in both marketing and acquisitions. The decrease in rehabilitation products revenue is due primarily to the sale or exit in rehabilitation products by the Company in Colorado and Las Vegas where reimbursement rates and/or payment terms are inadequate.

   The Balanced Budget Act of 1998 ("BBA") was signed into law on August 5, 1998. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The effect of the BBA to the Company was reduction of revenue of approximately $350,000 in the quarter ended March 31, 1999 and approximately $600,000 for the six months ended March 31, 1999 compared to the 1997 fee schedule amounts.

   The BBA freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1999 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1999 through 2002.

Gross Margins

   Gross margins were 65.0% and 61.0% for the three months ended March 31, 1999 and 1998, respectively. For the six months ended March 31, 1999 and 1998 gross margins increased to 65.0% from 62.0%. Gross margins from net rental revenue in the quarters ended March 31, 1999 and 1998 was 84% compared to 85%, and 85% compared to 86% for the six months ended March 31, 1999 and 1998. Gross margins from net sales revenue in the quarters and six months ended March 31, 1999 and 1998 was 46% compared to 45%. The increase in overall gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue due to the BBA reduction in payment for home oxygen services provided to Medicare beneficiaries. Additionally, the increase in gross margin from net sales is primarily due to the elimination of certain low margin products.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses have increased in the six months ended March 31, 1999 and 1998 to $8,437,000 from $6,930,000 or 22%. Selling, general and administrative expenses increased as a percentage of net revenues to 55% in 1999 from 53% in 1998 primarily due to increased revenue from acquisitions and internal growth and to staff increases to focus on the collection of accounts receivable.

Interest Expense

   Interest expense increased for the three months ended March 31, 1999 to $273,000 from $220,000. For the six months ended March 31, 1999 and 1998 interest expense increased to $575,000 from $446,000. Interest expense as a percentage of revenue increased to 3.7% from 3.4% in the six months ended March 31, 1999 and 1998. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $4.4 million of new and assumed borrowings to fund acquisition activities in fiscal 1998.

Acquisitions

   There were no acquisitions during the six months ended March 31, 1999.

   In the six months ended March 31, 1998, the Company acquired, in unrelated transactions, certain operating assets of local competitors. The operation purchased had aggregate annualized revenues of approximately $150,000 at the time of acquisition. The cost of the purchased acquisition was approximately $120,000 and was allocated to acquired assets as follows: $27,000 to current assets, $23,000 to property and equipment, and $70,000 to goodwill. This acquisition was merged into existing branches.

Liquidity and Capital Resources

   At March 31, 1999, the Company's working capital was $3,114,000 compared to $2,613,000 at September 30, 1999, an increase of $501,000 or 20%. The increase is primarily due to approximately $450,000 increase in current portion of long-term receivable due to a six month note issued in connection with the sale of a commercial building and increases in accounts receivable from increased revenues.

   The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the six months ended March 31, 1999, net cash provided by operating activities was $954,000 as compared to $832,000 for the six months ended March 31, 1998, an increase of $122,000. Significantly contributing to cash provided from operations in the quarter ended March 31, 1999 were increased income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. The Company has encountered billing delays in its efforts to integrate trade receivables from acquisition activities during the last half of fiscal 1999 and to receive payments from certain managed care organizations. The Company includes accounts receivable as security for its lines of credit.

   Net cash used in investing activities amounted to ($638,000) and ($904,000) for the six months ended March 31, 1999 and 1998, respectively. Activity in the six months ended March 31, 1999 included the Company's investment in capital equipment of $1,298,000.

   Net cash (used in) provided by financing activities amounted to ($155,000) and $4,000 for the six months ended March 31, 1999 and 1998, respectively. Activity in the six months ended March 31, 1999 included the Company's proceeds of $792,000 from long-term obligations, and payments of $1,557,000 related to long-term obligations.

   As of March 31, 1999, the Company's principal sources of liquidity consisted of approximately $3.1 million of working capital and $919,000 available on its $6.0 million revolving credit loans and lines of credit. The Company has a $5.0 million revolving operating line of credit with its principal bank expiring on February 18, 2000 and an additional $1.0 million revolving operating line of credit with its principal bank expiring August 30, 1999. Borrowing under the Company's lines of credit are secured and limited to 80% of eligible accounts receivable and 50% of inventory. Interest on both lines of credit is payable quarterly at the bank's prime lending rate minus .50%. As of March 31, 1999 and September 30, 1998, $5,081,000 and $4,491,000, respectively, were outstanding under the lines of credit. The increase is primarily due to capital purchases and accounts receivable which contributed to additional borrowings under the Company's working capital credit facilities.

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

Financial Condition

   Net accounts receivable increased 8% to $11,273,000 at March 31, 1999 from $10,447,000 at September 30, 1999. The increase was due to revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last half of fiscal 1999. Billing delays contributed to the Company's average days sales in receivables increasing to 126 days at March 31, 1999 from 111 days at September 30, 1998.

   Inventories were $3,466,000 at March 31, 1999 compared to $3,771,000 at September 30, 1998, a decrease of 9%. Inventories decreased $305,000 during the six months primarily as a result of the Company's focus on rental revenues which allows for lower inventory levels.

   At  March  31,  1999,  the  Company  held  property  and  equipment,  net  of
depreciation,   used  in  its  business  amounting  to  $7,036,000  compared  to
$6,745,000 at September 30, 1998. The increase in property and equipment is attributable to patient rental equipment purchased to support increased rental revenue.

   Current liabilities increased 4% to $13,400,000 at March 31, 1999 compared to $12,959,000 at September 30, 1998. Correspondingly, current assets grew 6% to $16,514,000 from $15,572,000. The increase in current liabilities is due additional borrowings under the Company's lines of credit to fund capital growth. The increase in current assets is due primarily to increases in current portion of long-term receivable from the sale of a commercial building and in net accounts receivable due to revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last six months of fiscal 1999.


Inflation

   Inflation continues to apply modest upward pressure on the cost of goods and services provided by Interwest Home Medical. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

Year 2000

   The Company installed software upgrades for its accounting and data processing systems in the fourth fiscal quarter of 1998 that are warranted by the vendor to be Y2K compatible. In addition, the Company has determined that some of its telephone systems require software upgrades and has begun efforts to upgrade its remaining telephone systems or purchase compatible systems as necessary. The aggregate costs to upgrade systems for Y2K compliance appear to be below $100,000, of which approximately $60,000 has been incurred to date, and will be amortized over five years. There do not appear to be any other material internal issues at this time.

   The Company has communicated with its primary vendors and has determined that all are making significant progress toward their Y2K compliance, and that the Company has sufficient alternatives to obtain the necessary products and services.

   The Company has not yet been able to determine the Y2K compliance of its customers nor its payers (e.g., Medicare, various state Medicaid programs, insurance companies, etc.). The failure by a significant government or private payor to adequately correct Y2K systems issues, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Y2K progress of its payors to determine the potential impact to the Company and has received correspondence from most of its primary payors with regard to Y2K readiness or preparation.

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

High Leverage. As of March 31, 1999, the Company had total stockholder's equity of approximately $10.1 million and total indebtedness of approximately $18.7 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be impaired. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" in the Company's fiscal 1998 Form 10- KSB.

Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation" in the Company's fiscal 1998 Form 10-KSB.

Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1999 had an adverse impact on the Company's net revenues. The additional reduction to be effective January 1, 1999 is also expected to adversely impact the

Company's net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. See "Reimbursement for Services" and "Government Regulation" in the Company's fiscal 1998 Form 10-KSB.

Slow Reimbursements. At March 31, 1999, approximately 35% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 1998 Form 10-KSB.


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

Risks Related to Goodwill. At March 31, 1999, goodwill resulting from acquisitions was approximately $4.9 million, approximately 17% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at March 31, 1999 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

Risks Associated with Acquisitions. While the Company completed eleven acquisitions between fiscal 1998 and 1997, as a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. There has been no acquisition in fiscal 1999. See "Strategy." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

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

Recent Accounting Pronouncements

The Financial Accounting Standards board has issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 is effective for years beginning after March 15, 1999. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court County, County of Arapahoe, Colorado. Link contends that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on March 20, 1996. Link seeks to recover $600,000, plus interest at 8% per annum, and attorney's fees and costs. Interwest believes that it owes no additional money to Link because there has been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest has also filed a Counterclaim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and seeking to recover at least $500,000 plus interest, attorney's fees and costs. In addition, Interwest has filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims are varied in nature, but include such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally seek to recover at least $500,000. As of May 10, 1999, the parties had signed a letter agreement to settle the litigation wherein the Company would pay $120,000 to the parties and all parties will sign complete releases. This amount is adequately covered by accrued reserves.

         In June 1998, American Springs Development ("ASD") commenced litigation against the Company which was filed in the Fourth District Court in Provo, UT. ASD claims that the Company breached a warranty of title in connection with the sale of real property, and that it has suffered damages it estimates to be at least $50,000. The Company has counterclaimed against the ASD alleging that the deed should be reformed and denying any liability. ASD remains indebted to the Company for the purchase price of the property which, as of March 31, 1999 was in a past due amount of approximately $77,500. On January 22, 1999, the Company received a $95,000 payment from ASD. As of May 11, 1999, the parties had agreed in principle to settle the litigation wherein the Company will be paid substantially all of its principal balance by June 30, 1999.

         In October 1998, Interwest was served with an Amended Complaint filed by Buckeye Welding Supply Company ("Buckeye") in district Court, Weld County, Colorado. Buckeye contends that Interwest owes it $113,546 on open account and for the fair market value of certain oxygen cylinders (allegedly in excess of $60,000) which Buckeye contends Interwest has not returned to it. Interwest denies that it owes Buckeye the amount of the claim and has also ascertained that it has returned to Buckeye all oxygen cylinders owned by Buckeye. Interwest has filed Cross Claims against Link for breach of the Asset Purchase Agreement, dated March 20, 1996, and for indemnification, seeking to hold Link liable for any amounts that Interwest may be required to pay to Buckeye.


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


Dated: May 13, 1999              INTERWEST HOME MEDICAL, INC.



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