Form 10QSB
period 1999-06-30
INTERWEST HOME MEDICAL INC
filed 1999-08-16
CIK 789092

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
           (Name of Small Business Issuer as specified in its charter)

                    Utah                                   87-0402042
             ------------------                        ------------------
      (State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization                   identification No.)


                  235 East 6100  South,  Salt Lake City,  UT 84107
                 --------------------------------------------------
                    (Address of principal executive offices)


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

     Common Stock outstanding at June 30, 1999 - 4,089,029 shares of no par value Common Stock.



                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                    FORM 10-QSB

                         FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                         For the Quarter Ended June 30, 1999



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION

                                                                                   Page of
                                                                                  Form 10-Q

Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheet--June 30, 1999.....                 3
             Condensed Consolidated Statements of Income--for nine months and three
                months ended June 30, 1999 and 1998.........................          5
             Condensed Consolidated Statements of Cash Flows--for the nine months
                ended June 30, 1999 and 1998.........................                 6
             Notes to Condensed Consolidated Financial Statements....                 9

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................                 11



                            PART II - OTHER INFORMATION

                                                                                      Page
Item 1.  Legal Proceedings                                                            18

Item 2.  Changes in Securities                                                        18

Item 3.  Defaults Upon Senior Securities                                              18

Item 4.  Submission of Matters to a Vote of Security Holders                          18

Item 5.  Other Information                                                            18

Item 6(a)Exhibits                                                                     18

Item 6(b)Reports on Form 8-K                                                          18


                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                                   June 30, 1999




      Assets


Current assets:
  Cash and cash equivalents                            $     583,000
  Accounts receivable - net                               11,122,000
  Inventory                                                3,095,000
  Current deferred tax asset                                 701,000
  Other current assets                                        98,000
                                                       -------------

             Total current assets                         15,599,000



Investment in undeveloped real estate                         76,000

Property and equipment - net                               7,243,000

Intangible assets - net                                    4,466,000

Other assets                                                 318,000
                                                       -------------






                                                         $27,702,000
                                                       =============

Liabilities and Stockholders' Equity


Current liabilities:
  Checks written in excess of cash in bank          $      503,000
  Current  portion of long-term debt                     3,246,000
  Notes payable                                          5,531,000
  Accounts payable                                       2,122,000
  Accrued expenses                                         938,000
  Income taxes payable                                     616,000
                                                   ---------------

      Total current liabilities                         12,956,000
                                                   ---------------
Deferred income taxes                                      416,000

Long-term debt                                           3,787,000
                                                   ---------------
      Total liabilities                                 17,159,000

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,089,029  shares issued
      and outstanding                                    3,299,000
  Retained earnings                                      7,244,000
                                                   ---------------
      Total stockholders' equity                        10,543,000
                                                   ---------------

                                                       $27,702,000
                                                   ===============
                                         4

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                    For the Periods Ended June 30, 1999 and 1998



                                  Nine months ended        Three months ended
                                       June 30,                 June 30,
                                   1999        1998        1999        1998
                              ------------ -----------  ----------  ----------

Revenue:
  Net rentals                  $12,893,000 $ 9,488,000  $4,267,000  $3,624,000
  Net sales income              10,511,000  11,481,000   3,652,000   4,101,000
                              ------------ -----------  ----------  ----------

       Total revenue            23,404,000  20,969,000   7,919,000   7,725,000

Cost of sales and rental         8,218,000   7,913,000   2,740,000   2,849,000
                                ----------  ----------  ----------   ---------

       Gross profit             15,186,000  13,056,000   5,179,000   4,876,000
                               -----------  ----------  ----------  ----------

Selling, general, &
     administrative expenses    12,782,000  10,969,000   4,345,000   4,039,000

       Income from operations    2,404,000   2,087,000     834,000     837,000

Other income (expense)
  Interest expense               (843,000)   (734,000)   (268,000)   (288,000)
  Interest income                 203,000      98,000      28,000      43,000
  Other                           (45,000)     (4,000)    (39,000)
                               -----------  ----------  ----------  ----------

       Income before taxes       1,719,000  1,447,000     555,000     592,000

Income taxes                       507,000    398,000     161,000     232,000
                               -----------  ----------  ----------  ----------

       Net income               $1,212,000 $1,049,000   $ 394,000  $  360,000
                               ===========  ==========  ==========  ==========

       Net income per share:
            Basic                 $   0.30   $   0.26    $   0.10    $   0.09
                               ===========  ==========  ==========  ==========

            Fully diluted         $   0.30   $   0.26    $   0.10    $   0.09
                               ===========  ==========  ==========  ==========

       Average number of shares
          outstanding:
            Basic                4,089,000   4,082,000   4,089,000   4,089,000
                               ===========  ==========  ==========  ==========

            Fully diluted        4,114,000   4,092,000   4,114,000   4,100,000
                               ===========  ==========  ==========  ==========

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                  For the Nine months Ended June 30, 1999 and 1998



Cash flows from operating activities:              1999              1998
                                                   ----              ----

  Reconciliation of net income to net cash
    provided by operating activities:
     Net income                                 $1,212,000        $1,049,000
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization            1,722,000         1,503,000
        Gain from sale of office building          (67,000)            -
        (Increase) decrease in:
         Accounts receivable                      (675,000)       (1,918,000)
         Inventories                               675,000           165,000
         Other current assets                       59,000            68,000
         Other assets                             (167,000)           15,000
                  Increase (decrease) in:
         Accounts payable                         (678,000)          253,000
         Accrued expenses                          171,000           275,000
         Income tax payable                       (268,000)          344,000
                                                ------------      ------------


              Net cash provided by
               operating activities              1,984,000         1,754,000
                                                ------------      ------------

Cash flows from investment activities:

  Collection of notes receivable                   574,000          100,000
  Cash used in acquisition                            -            (196,000)
  Purchase of property and equipment            (1,223,000)      (1,585,000)
  Proceeds from sale of building                   110,000             -
                                                ------------     -------------

              Net cash (used in)
              investing activities                (539,000)      (1,681,000)
                                               --------------   --------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                  For the Nine months Ended June 30, 1999 and 1998

                                                  1999              1998
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank     (268,000)          188,000
  Proceeds from notes payable                 6,795,000        11,691,000
  Payments on notes payable                  (5,755,000)      (10,456,000)
  Principal payments on long-term debt       (2,957,000)       (1,793,000)
  Proceeds from long-term debt                1,070,000           346,000
  Issuance of common stock                          -              54,000
                                           ---------------   --------------

         Net cash (used in)
         provided by financing activities    (1,115,000)           30,000
                                           --------------    --------------

         Net increase (decrease)
         in cash                                330,000           103,000

   Cash, beginning of period                    253,000           902,000
                                           --------------    --------------

   Cash, end of period                    $     583,000     $   1,005,000
                                           ==============    ==============


Supplemental schedule of non-cash investing and financing activities

   During the nine months ended June 30, 1999, the Company sold its investment in the office building and undeveloped real estate. Of the total proceeds, $448,000 was received as a note receivable. For the nine months ended June 30, 1999 there were no acquisitions of unrelated companies.

   During the nine months ended June 30, 1998, the Company acquired certain assets from unrelated companies. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

         Accounts receivable                  $     1,177,000
         Inventories                                  431,000
         Note receivable                               13,000
         Capital equipment                          1,433,000
         Intangible assets                            844,000
         Other assets                                  23,000
                                                   ----------
                                                    3,921,000
            Less accounts payable                      24,000
            Less accrued expenses                       7,000
                                                   ----------
            Net assets purchased                    3,890,000
            Less owner/bank financed portion        3,694,000
                                                   ----------
            Net cash invested                   $     196,000
                                                =============

During the nine months ended June 30, 1998, the Company sold a portion of its rehab business to a former owner. The sold assets were finance with a note receivable to the buyer. The assets sold consisted of the following:


         Inventory                        $     37,000
         Property and equipment                 23,000
         Intangible assets                     190,000
                                               -------

            Net assets sold                    250,000
            Note receivable                    250,000
                                               -------
            Net cash received          $             0
                                       ===============

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(1)   Presentation

      The condensed consolidated unaudited financial statements included the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the nine months and three months ended June 30, 1999 and 1998 and cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for the nine months and three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

(2)   Acquisition and proforma information

      During the three months and nine months ended June 30, 1999, the Company did not complete any acquisitions.

(3)   Lines of Credit

      The Company has lines of credit of $6.0 million available. At June 30, 1999 $5,531,000 was outstanding on those lines.

(4)   Legal

In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court, County of Arapahoe, Colorado. Link contends that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on March 29, 1996. Link seeks to recover $600,000 plus interest at 8% per annum, and attorney's fees and costs. Interwest believes that it owes no additional money to Link because there has been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest has also filed a Counter claim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and seeking to recover at least $500,000 plus interest, attorney's fees and consts. In addition, Interwest has filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims are varied in nature, but include such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally seek to recover at least $500,000. As of May 10, 1999, the parties had signed a letter agreement to settle the litigation wherein the Company would pay $120,000 to the parties and all parties will sign complete releases. This amount is adequately covered by accrued reserves. In June 1999, the Company forwarded payment to its attorney in anticipation of that settlement.

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

Net Revenues

Consolidated

   Net revenues for the three months ended June 30, 1999 and 1998 increased 3% to $7,918,000 from $7,725,000. The net increase of $193,000 consists of: (1)
ongoing revenues contributed by prior years' acquired operations of approximately $590,000 (2) reduced by revenues sold or terminated from the quarter ended June 30, 1998 due to the Company's focus to provide more respiratory services of approximately $397,000.

   Net revenues for the nine months ended June 30, 1999 and 1998 increased 12% to $23,404,000 from $20,969,000. The net increase of $2,435,000 consists of: (1)
revenues generated from existing stores in continuing product lines of approximately $1,120,000; (2) reduced by revenues sold or terminated from the quarter ended June 30, 1998 due to the Company's focus to provide more respiratory services of approximately $1,090,000; and (3) ongoing revenues contributed by prior years' acquired operations of approximately $2,405,000.

Sales Revenue

   Net revenues from sales for the three months ended June 30, 1999 and 1998 decreased to $3,653,000 from $4,101,000 in 1998.The decrease of $477,000 consists  of:  (1)  ongoing  net  sales  contributed  by prior  years'  acquired operations of approximately $100,000; (2) reduced by net sales, primarily of rehabilitation products, which were sold or terminated of approximately $385,000; and (3) net sales that were lost from existing stores in continuing product lines of approximately $192,000 due to the Company's focus to provide more respiratory services.

   Net revenues from sales decreased to $10,511,000 for the nine months ended June 30, 1999 as compared to $11,481,000 for the same period ended 1998. The net decrease of $521,000 consists of: (1) ongoing net sales contributed by prior years' acquired operations of approximately $690,000; (2) reduced by net sales, primarily of rehabilitation products, which were sold or terminated of approximately $1,090,000; and (3) net sales that were lost from existing stores in continuing product lines of approximately $121,000 due to the Company's focus to provide more respiratory services.

Rental Revenue

     Net revenues from rentals for the three months ended June 30, 1999 and 1998 increased 18% to $4,267,000 from $3,624,000. The net increase of $643,000 consists of: (1) ongoing net rentals contributed by prior years' acquired operations of approximately $386,000; and (2) net rentals generated from existing stores in continuing product lines of approximately $257,000. Rental revenue as a percentage of total revenue for the three months ended June 30, 1999 and 1998 increased to 53% compared to 47%. Sales revenue had a corresponding reduction to 47% from 53% for the same period.

   For the nine months ended June 30, 1999 and 1998 rental revenue increased 36% to $12,893,000 from $9,488,000. The net increase of $3,405,000 consists of: (1)
ongoing net rentals contributed by prior years' acquired operations of approximately $2,000,000 ; and (2) net rentals generated from existing stores in continuing product lines of approximately $1,405,000. Rental revenue as a percentage of total revenue for the nine months ended June 30, 1999 and 1998 increased to 55% compared to 45%. Sales revenue had a corresponding reduction to 45% from 55% for the same period. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue.
Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

   Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 62%, 29% and 9%, respectively, for the quarter ended June 30, 1999 compared to 56%, 28% and 16%, respectively for the quarter ended June 30, 1998. Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 61%, 29% and 9%, respectively, for the nine months ended June 30, 1999 compared to 54%, 29% and 17%, respectively for the nine months ended June 30, 1998. Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus in both marketing and acquisitions. The decrease in rehabilitation products revenue is due primarily to the sale or exit in rehabilitation products by the Company in Colorado and Las Vegas where reimbursement rates and/or payment terms are inadequate.

   The Balanced Budget Act of 1998 ("BBA") was signed into law on August 5, 1998. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The effect of the BBA to the Company was reduction of revenue of approximately $350,000 in the quarter ended June 30, 1999 and approximately $950,000 for the nine months ended June 30, 1999 compared to the 1997 fee schedule amounts.

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

Gross Margins

   Gross margins were 65.0% and 63.0% for the three months ended June 30, 1999 and 1998, respectively. For the nine months ended June 30, 1999 and 1998 gross margins increased to 65.0% from 62.0%. Gross margins from net rental revenue in the quarters ended June 30, 1999 and 1998 was 85% compared to 85%, and 84% compared to 83% for the nine months ended June 30, 1999 and 1998. Gross margins from net sales revenue for the quarter ended June 30, 1999 and 1998 was 42% compared to 45%. For the nine months ended June 30, 1999 and 1998 gross margins were 41% compared to 45%. The increase in overall gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue due to the BBA reduction in payment for home oxygen services provided to Medicare beneficiaries.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses have increased in the nine months ended June 30, 1999 and 1998 to $12,782,000 from $10,969,000 or 16%.
Selling, general and administrative expenses increased as a percentage of net revenues to 55% in 1999 from 52% in 1998 primarily due to increased revenue from acquisitions and internal growth and to staff increases to focus on the collection of accounts receivable.

Interest Expense

     For the nine months ended June 30, 1999 and 1998 interest expense increased to $843,000 from $734,000. Interest expense as a percentage of revenue increased to 3.6% from 3.5% in the nine months ended June 30, 1999 and 1998. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $4.4 million of new and assumed borrowings to fund acquisition activities in fiscal 1998.

Acquisitions

   There were no acquisitions during the nine months ended June 30, 1999.

   In the nine months ended June 30, 1998, the Company acquired, in unrelated transactions, certain operating assets of four companies. The operations purchased had aggregate annualized revenues of approximately $150,000 at the time of acquisition. The cost of the purchased acquisition was approximately $3,890,000 and was allocated to acquired assets as follows: $1,621,000 to current assets, $1,457,000 to property and equipmentand other long term assets, $844,000 to goodwill and reduced by 32,000 of accounts payable and accrued expenses.

Liquidity and Capital Resources

   At June 30, 1999, the Company's working capital was $2,643,000 compared to $2,613,000 at September 30, 1999, an increase of $30,000. The increase is primarily due to collections on short term notes receivable and increases in accounts receivable from increased revenues offset by purchases of capital equipment.

   The Company's primary needs for capital are to fund acquisition, purchase rental equipment, and cover debt service payments. For the nine months ended June 30, 1999, net cash provided by operating activities was $1,984,000 as compared to $1,754,000 for the nine months ended June 30, 1998, an increase of $230,000. Significantly contributing to cash provided from operations in the quarter ended June 30, 1999 were increased income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. The Company has encountered billing delays in its efforts to integrate trade receivables from acquisition activities during the last half of fiscal 1999 and to receive payments from certain managed care organizations. The Company includes accounts receivable as security for its lines of credit.

   Net cash used in investing activities amounted to ($539,000) and ($1,681,000) for the nine months ended June 30, 1999 and 1998, respectively. Activity in the nine months ended June 30, 1999 included the Company's investment in capital equipment of $1,223,000 and collections of notes receivable of 574,000.

   Net cash (used in) provided by financing activities amounted to ($1,115,000) and $30,000 for the nine months ended June 30, 1999 and 1998, respectively. Activity in the nine months ended June 30, 1999 included the Company's proceeds of $1,070,000 from long-term obligations, and payments of $2,957,000 related to long-term obligations.

   As of June 30, 1999, the Company's principal sources of liquidity consisted of approximately $2.6 million of working capital and $469,000 available on its $6.0 million revolving credit loans and lines of credit. The Companyat June 30, 1999 has a $5.0 million revolving operating line of credit with its principal bank expiring on February 18, 2000 and an additional $1.0 million revolving operating line of credit with its principal bank expiring August 30, 1999. Borrowing under the Company's lines of credit are secured and limited to 80% of eligible accounts receivable and 50% of inventory. Interest on both lines of credit is payable quarterly at the bank's prime lending rate minus .50%. As of June 30, 1999 and September 30, 1998, $5,531,000 and $4,491,000, respectively, were outstanding under the lines of credit. The increase is primarily due to capital purchases and accounts receivable which contributed to additional borrowings under the Company's working capital credit facilities. Subsequent to June 30, 1999 the Company entered into an agreement with Zion's First National Bank for it primary lending because of more favorable terms relating to the Company's desire for growth.

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

Financial Condition

   Net accounts receivable increased 6% to $11,122,000 at June 30, 1999 from $10,447,000 at September 30, 1999. The increase was due to revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last half of fiscal 1999. Billing delays contributed to the Company's average days sales in receivables increasing to 127 days at June 30, 1999 from 111 days at September 30, 1998.

   Inventories were $3,095,000 at June 30, 1999 compared to $3,771,000 at September 30, 1998, a decrease of 22%. Inventories decreased $676,000 during the nine months primarily as a result of the Company's focus on rental revenues which allows for lower inventory levels and an increased focus on the sale of existing inventories.

   At June 30, 1999, the Company held property and equipment, net of depreciation, used in its business amounting to $7,243,000 compared to $6,745,000 at September 30, 1998. The primary increase in property and equipment is attributable to patient rental equipment purchased to support increased rental revenue. Also contributing were purchases of computer and communications equipment to upgrade systems for Y2K readiness.

   Current liabilities decreased slightly to $12,956,000 at June 30, 1999 compared to $12,959,000 at September 30, 1998. Current assets also grew slightly to $15,599,000 from $15,572,000. The increase in current assets is due primarily to increases in net accounts receivable due to revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during the last nine months of fiscal 1999. This is partially offset by decrease in inventories.


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

     High Leverage. As of June 30, 1999, the Company had total stockholder's equity of approximately $10.5 million and total indebtedness of approximately $17.1 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be impaired. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" in the Company's fiscal 1998 Form 10-KSB.

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

     Slow Reimbursements. At June 30, 1999, approximately 35% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 1998 Form 10-KSB.


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

     Risks Related to Goodwill. At June 30, 1999, goodwill resulting from acquisitions was approximately $4.5 million, approximately 16% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at June 30, 1999 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

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

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court County, County of Arapahoe, Colorado. Link contends that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on March 20, 1996. Link seeks to recover $600,000, plus interest at 8% per annum, and attorney's fees and costs. Interwest believes that it owes no additional money to Link because there has been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest has also filed a Counterclaim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and seeking to recover at least $500,000 plus interest, attorney's fees and costs. In addition, Interwest has filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims are varied in nature, but include such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally seek to recover at least $500,000. As of May 10, 1999, the parties had signed a letter agreement to settle the litigation wherein the Company would pay $120,000 to the parties and all parties will sign complete releases. This amount is adequately covered by accrued reserves. Payment of $120,000 was forwarded to the Company's attorney by Jun 30, 1999 in anticipation of this settlement.


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


Dated: August 13, 1999                 INTERWEST HOME MEDICAL, INC.



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