Form 10KSB
period 1999-09-30
INTERWEST HOME MEDICAL INC
filed 1999-12-17
CIK 789092

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189


                          INTERWEST HOME MEDICAL, INC.
           (Name of Small Business Issuer as specified in its charter)

                      Utah                               87-0402042
        --------------------------------             ---------------------
        (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization)                identification No.)


                                 235 East 6100 South
                                 Salt Lake City, UT

                                     (Zip Code)
                                     84107-7349
                                 -----------------
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

      The Issuer's revenues for the fiscal year ended September 30, 1999 were $33,262,000.

      As of December 1, 1999, 4,089,029 shares of the Issuer's common stock were issued and outstanding of which 1,918,226 were held by non-affiliates. As of December 1, 1999, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the NASD's SmallCap Market System of $ 3.13) was approximately $ 6,004,047.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE


===============================================================================

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Interest  Home  Medical,   Inc.  and  subsidiaries   ("Interwest"  or  the
"Company") provide a diversified range of home health care services and products. The Company currently conducts its business from twenty-nine (29) locations in the States of Utah, Colorado, Idaho, Arizona, Nevada, California and Alaska and serves over 22,000 customers. The Company divides its products and services into three general categories:

            1. Home Oxygen and Respiratory Care Services. The Company primarily provides oxygen and other respiratory therapy services to patients in the home. Interwest Home Medical has more than 30 respiratory therapists on staff whose focus is training and monitoring patients in the proper use of home oxygen equipment, nebulizers and unit dose medications, apnea monitors, sleep disorder equipment, ventilators, home phototherapy, and other respiratory services.

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

       The Company's revenues are generated from selling and renting home medical equipment and supplies and from providing a variety of services to customers. Revenues and income for the last five fiscal years were as follows (all in 000's):

                            1999        1998       1997        1996       1995
                          --------    --------   --------    --------   -------
Revenues                  $33,262    $28,636     $24,845    $22,426     $17,829

Pre-tax Income Before      $2,660     $1,961      $1,479       $697      $1,486
Accounting Charge
Net Income                 $1,861     $1,426        $657       $595      $1,346

      Currently, revenues are divided between sales and equipment rentals. For the fiscal years ended September 30, 1999 and 1998 rentals represented 55% and 49% of total revenues while sales were 45% and 51% of total revenues, respectively.

      The Company completed 18 acquisitions and one merger in both existing and new markets between fiscal 1996 and 1999, including one acquisition in fiscal 1999. As a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition.

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

Strategy

      The Company's objective is to increase its market share through internal growth and acquisitions. Interwest focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new geographic markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of selective home medical equipment services to managed care and other third-party payors.

      The Company has encountered collection difficulties from acquired Accounts Receivable due to: (i) failure to document initial service authorizations or continued service authorizations in required time frames, (ii) inability to retain or adequately replace billing representatives with knowledgeable personnel due to the complex billing requirements encountered in the industry, and (iii) difficulties in converting data from acquired companies to the Company's accounting and billing system. Consequently, the Company intends to restrict acquisition of Accounts Receivable in the future.

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

      The Company's business strategy is to develop an efficient and effective organization that specializes in providing selected home medical equipment services and products. The Company's future growth is projected to be derived from two principal sources: (i) increased services and product sales and rentals from its existing operations, and (ii) revenues generated by businesses which may be acquired in the future. During the last six years, the Company's revenues increased by approximately $20.8 million to $33.3 million for the year ended September 30, 1999 from $12.5 million for the year ended September 30, 1994.

      During fiscal 1999 Interwest acquired the assets of one (1) other business which contributed to the 16% net increase of fiscal 1999 revenues over fiscal 1998 revenues. The total purchase price paid by the Company for the acquisition was approximately $4.1 million paid in cash and notes. The operation acquired in 1999 had aggregate annualized revenues of approximately $7.2 million at the time of acquisition. This acquisition was integrated with the Company's existing operation in Denver, Colorado.

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

Products and Services Offered to Customers

      The Company provides a wide variety of home respiratory and durable medical equipment products and services on a sale or monthly rental basis. Customers are usually referred by a physician, hospital discharge planner, other medical professional, or insurance contract. The Company's customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of the Company's services and products to the patient. The services provided include delivering and installing medical equipment, training patients and their care givers in the proper use of products in the home, monitoring patients' compliance with their individualized treatment plans, reporting to the physician and/or managed care organization, maintaining equipment and processing claims to third party payors. The customer remains under the physician's care and medical supervision. The Company employs respiratory therapists who are licensed where required by applicable law to perform training and other support functions.

      The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                     Percent of Revenues
                                               1999  1998  1997  1996  1995
                                             --------------------------------

   Home oxygen and respiratory care services    62    55    44    39    39
   Home medical equipment and supplies          32    34    29    28    30
   Rehabilitation products                       6    11    27    33    31
                                                 -    --    --    --    --

                    Total                      100   100   100   100   100
                                               ===   ===   ===   ===   ===

      Home Oxygen and Respiratory Care Services. Industry-wide home respiratory market revenues were an estimated $3.5 billion in 1998, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with chronic obstructive pulmonary disease ("COPD"), which is attributable, to a large extent, to the increasing proportion of the population over the age of 65.

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

      o Nebulizers and prescribed medications to deliver aerosol medications to patients. Nebulizers are used to treat patients with asthma, COPD, cystic fibrosis and neurologically-related respiratory problems.

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

       Information Systems. Each of the Company's branch locations are equipped with computer systems that are on-line with the central corporate computer. The software is provided and maintained by an industry leading software vendor. This system has enabled the Company to standardize operating processes, track operating performance by branch, control and manage accounts receivable, process customer orders, improve inventory management, reduce administrative overhead, facilitate interbranch communications and gather statistical data in order to provide patient management information to managed care organizations. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. The Company also focuses upon quickly integrating the information systems of acquired businesses as a part of its overall integration efforts.

      The Company currently sells and rents equipment and/or provides services from the following retail locations:

                                                 Year Opened
      State       City                            Or Acquired
     -----------------------------------------------------------
      Colorado    Colorado Springs                  1995
                  Denver                            1994
                  Greeley                           1996
                  Fort Collins                      1996
                  Fort Morgan                       1996

      Idaho       Boise                             1987
                  Idaho Falls                       1991
                  Twin Falls                        1994

      Nevada      Las Vegas/Henderson               1992
                  Reno                              1996
                  Fallon                            1996

      Utah        Murray (Main Office)              1978
                  Ogden                             1989
                  Pleasant Grove                    1983
                  Price                             1988

                  Salt Lake Downtown                1995
                  Vernal                            1994
                  St. George                        1996
                  Cedar City                        1997
                  Logan                             1998
                  Midvale (Service center)          1998

      California  Quincy                            1997
                  Chester                           1997

      Alaska      Anchorage                         1997

      Regional   Interwest Home Pharmacy(mail-order)1997

      Arizona     Phoenix (2)                       1998
                  Mesa                              1998
                  Scottsdale                        1998

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

      Given the shift toward managed health care, an integral component of the Company's overall sales strategy is to seek preferred provider contracts with various managed care organizations. Managed care organizations have grown substantially in terms of the percentage of the population covered by such plans and their influence over an increasing portion of the health care economy. These contracts typically designate the Company as one of a limited number of preferred providers of certain services in selected areas but do not establish an exclusive relationship. The Company currently has approximately 100 preferred provider agreements that are both local and regional in scope to provide home medical equipment services and supplies to the beneficiaries of these managed care entities. Total revenue generated from these agreements amounted to approximately 21% and 24% of total revenues for the years ended September 30, 1999 and 1998, respectively. Approximately 85% of the revenues acquired in fiscal 1999 is expected to come from managed care agreements; consequently, the Company expects total revenues for fiscal 2000 to approach 28%.

      During fiscal 1999 and 1998 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts The Company's contracts with managed care organizations will change from time to time as either the Company or a managed care organization determines not to continue with such contract. The Company will continue to enter additional managed care contracts with managed care organizations seeking new providers. As a result, the Company's relationships with its managed care referral sources may continue to change. There can be no assurance the Company will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's financial condition or results of operations.

       Quality of service is emphasized throughout the Company's organization both in the hiring and training of its clinical personnel and the manner in which its home health care services are delivered. Quality assurance and training are directed and monitored by a Director of Quality Improvement, who is an experienced health care professional. The Company has received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized organization that has established voluntary standards for the provision of home health care services. The Company believes the JCAHO accreditation of its branch offices is an important factor in its sales and marketing efforts. Accreditation by JCAHO (the program began in 1988) is one of the few indicators that referral sources have for judging the standard of quality of a home health care provider and is increasingly being considered a prerequisite for entering into contracts with managed care organizations. The Company was the first company located west of the Mississippi River to complete its accreditation, which occurred in 1988. As of December 1999, 16 of the Company's branches are accredited by JCAHO, and 12 satellite or retail branches are not separately accredited as they are managed by an accredited branch. JCAHO does not accredit mail-order pharmacy operations and accordingly, the Company's respiratory mail-order pharmacy operations are not eligible for such accreditation. Upon acquiring companies in existing or new regions which are non-accredited, the Company may choose to have a particular company/branch undergo the JCAHO accreditation process, generally within twelve to eighteen months after acquisition.

Reimbursement for Services

      A substantial percentage of the Company's revenues are derived from payments made by third party payors including Medicare, Medicaid and private insurance companies. For the years ended September 30 as indicated, the Company's revenues from payor sources were allocated as follows:

      Payor                                  Percent of Total Revenues

                                   1999     1998     1997     1996     1995
                                   ----     ----     ----     ----     ----

      Medicare                       36       33      30        28       33
      Medicaid                       10        6       6         9        6
      Managed care organizations     21       24      20        18       17
      Private insurance companies    12       12      20        19       18
      Private pay (includes patient
          copays)                    15       17      17        18       19
      Over-the-counter sales          6        8       7         8        7
                                   ----     ----    -----     ----     ----

            Total                   100      100      100      100      100
                                    ===      ===      ===      ===      ===

      Reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims documentation requirements. The Company has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements, produce clean claims and obtain timely reimbursements by third-party payors. Currently, the Company electronically submits over 55% of its billings to third party payors. The billing and claims processing departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments.

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

Purchasing

      Each branch office is responsible for determining its inventory needs and submitting requisitions to a centralized purchasing department. Using this input, personnel located at the Company's headquarters select and purchase virtually all equipment and supplies. Purchased inventory is shipped by vendors to the specific location instructed by the Company. In fiscal 1999, the Company purchased products from over 600 suppliers. The Company believes it has good relationships with its suppliers and has alternative sources to purchase nearly all the products it provides to customers.

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

      The Balanced Budget Act of 1997 ("BBA"), enacted in August 1997, reduces the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 30%, with 25% effective January 1, 1998 and an additional 5% effective January 1, 1999 from the 1997 fee schedule. Compounding these reductions is a freeze on reimbursement rates for all other equipment and supplies through 2002. The BBA also reduces payments for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. Approximately 22% and 21% of the Company's total revenues for the years ended September 30, 1999 and 1998 were derived from the provision of oxygen services to Medicare patients. The Balanced Budget Refinement Act of 1999 ("BBRA") enacted November of 1999 lifts the freeze on reimbursement rates imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002.

      The BBA also extends to the Health Care Financing Administration ("HCFA") authority to alter certain reimbursement rates that are not inherently reasonable ("IR"). BBRA suspends HCFA's IR authority until such time as the General Accounting Office ("GAO") issues its report on the subject and the Secretary of Health and Human Services ("HHS")publishes a final rule for use of this authority. The GAO report is slated to be issued in the spring of 2000. HCFA is to consider industry input when developing this rule and it is to be published in the Federal Register. Congress has stipulated that the final rule must reflect the use of a "sound costing methodology" and the use of statistically "valid and reliable data." The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

      The BBA authorizes the HHS to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The only project announced as of December 1, 1999 is being conducted in Polk County, Florida. Additionally, the Company anticipates it will be required to have surety bonds of at least $50,000 for each durable medical equipment company that it operates.

      The BBA also contained a provision requiring that only a Home Health Agency ("HHA") can bill for durable medical equipment and home oxygen therapy services provided to beneficiaries enrolled in a Medicare approved plan of care beginning October 1, 2000. BBRA reverses this provision allowing Medicare beneficiaries using durable medical equipment and home oxygen therapy services to continue to use their provider of choice.

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

      As part of ORT, HHS has contracted with ChoicePoint, an independent organization, to conduct on-site surveys of home respiratory and durable medical equipment companies in order to determine compliance with certain minimum standards of participation as required by HHS. As of December 1, 1999, most of the Company's locations had been visited by representatives of ChoicePoint and no notices of deficiency had been received by the Company.

      On June 3, 1998, HHS issued a federal Medicare regulation, commonly referred to as the Incentive Program for Fraud and Abuse Information, which will make citizens who alert Medicare of possible acts of fraud and abuse eligible for rewards if their information leads directly to the recovery of Medicare money. The program was launched in 1999 and will reward the individual reporting the fraud the lesser of 10% of the recovered payment or $1,000.

      Management believes that the Company operations are in material compliance with applicable laws. In July 1999, the OIG published the "OIG Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry". The Company has begun a process to complete a corporate compliance program designed to accomplish the goals of the OIG model guidelines. However, the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts, or wishes to commence, business. The Company also is subject to routine and periodic surveys and audits by various governmental agencies.

Year 2000 Compliance

      The Company installed software upgrades for its accounting and data processing systems in the fourth fiscal quarter of 1998 that are warranted by the vendor to be Y2K compatible. The Company also uses ancillary, third party computer software to electronically submit medical claims to certain payors. In the event that the use of this software is impacted by the Y2K problem, the Company's contingency plan includes the submission of paper claims to such payors. The Company does not believe that this software will have a material effect on the Company's ability to receive payment for services rendered. In addition, the Company has determined that some of its telephone systems require software upgrades and has begun efforts to upgrade its remaining telephone systems or purchase compatible systems as necessary. The aggregate costs to upgrade systems for Y2K compliance appear to be below $100,000, of which approximately $75,000 has been incurred as of September 30, 1999, and will be amortized over five years.
There do not appear to be any other material internal issues at this time.

      The Company has communicated with its primary vendors and has determined that all are making significant progress toward their Y2K compliance, and that the Company has sufficient alternatives to obtain Y2K compliant products and services. In addition, the Company has reviewed Y2K product compliance listings provided by the FDA and exchanged equipment that may be questionable with equipment that has been determined to be Y2K compliant. In the event that the Company identifies specific equipment that is not Y2K compliant, or that the Company is unable to determine the status of such items, the Company will remove such items from service and replace them with therapeutically comparable, Y2K compliant equipment from alternate vendors. The Company does not believe that the scope and cost of exchanging non-compliant equipment will have a material impact on the Company's financial position.

      The Company is highly dependent upon certain government and private payors for payment of claims for services and equipment provided by the Company. The Company is in the process of determining the Year 2000 compliance of computer systems used by third party payors to process claims for medical services and equipment submitted by the Company for payment. The Company cannot be assured of the timely remediation of third party claims processing and payment systems. The failure by a significant third party payor to correct Year 2000 problems, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Year 2000 progress of Medicare Part B carriers, and other government agencies and private payors with which the Company does significant business, to determine the potential impact to the Company. The Company is also in the process of determining the contingency plans of these payors to release payments to providers such as the Company in the event of claims processing system failures. Such plans may include cash advances to providers based on historical payment trends or processing claims on paper rather than in an electronic format.

      The financial institutions with whom the Company has its material relationships have represented to the Company that their Y2K compliance programs are substantially completed.

 Insurance

      In recent years, participants in the health care market have become subject to an increasing number of malpractice and product liability lawsuits, many of which involve large claims and significant defense costs. As a result of the liability risks inherent in the Company's lines of business, including the risk of liability due to the negligence of health care professionals employed by or otherwise under contract to the Company, the Company maintains liability insurance intended to cover such claims. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate, or that the Company can obtain liability insurance in the future on acceptable terms or at all.

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

Employees

      As of December 1999, the Company had approximately 410 full-time equivalent employees. The Company's employees are not currently represented by a labor union or other labor organization. As the Company's business grows, it will hire additional employees as may be reasonably necessary to conduct its business. The Company believes the relations between its management and its employees are good.


ITEM 2.  PROPERTIES

Headquarters

      The Company's headquarters and retail facilities are located in Salt Lake City, Utah. The Company leases a 26,000 square foot facility at 235 East 6100 South. The facilities are leased from a third party pursuant to a lease expiring December 21, 2008. The Company has options to renew the lease for an additional 15 years. Rent is currently $14,871 per month on a triple net basis and increases to $18,000 per month in July 2007.

Other Retail and Office Facilities

      In addition to its headquarters, the Company leases twenty-eight (28) other facilities which range in size from 1,000 square feet to 24,000 square feet. Most of these leases are for terms of three-to five years and most have renewal options. The aggregate annual lease payments for these other facilities were $665,000 for the year ended September 30, 1999. See further disclosure in
Note 8 - Lease Obligations in the financial statements.

Real Property Owned

      The Company owns five acres of undeveloped property in Provo, Utah, approximately 40 miles south of Salt Lake City.

      At September 30, 1998, the Company owned a three-level office building known as the Securities Savings and Loan Building located at 170 South Main Street, Pleasant Grove, Utah. The building was sold on October 15, 1998 for 20% cash and a six-month note for the balance that was paid in April 1999. The building consisted of approximately 9,500 square feet and was originally used as a bank. As of September 30, 1998, the building was leased to various tenants. The leases were net leases whereby the tenants paid monthly rents which totaled approximately $6,000 per month, and the Company paid taxes and insurance.

      The Company intends to sell the remaining parcel and use the proceeds as working capital. There are no material liens or other limitations on ownership of any property held by the Company other than a general lien from the Company's bank under the general credit line which is disclosed in the financial statements as Note 7 - Long Term Debt.


ITEM 3.  LEGAL PROCEEDINGS

      In April 1998, Link Medical, Inc. ("Link") commenced litigation against the Company and several other parties which was filed in the District Court County, County of Arapahoe, Colorado. Link contended that Interwest defaulted on a Promissory Note and breached the terms of the Asset Purchase Agreement entered into between Link and Interwest on December 20, 1996. Link sought to recover $600,000, plus interest at 8% per annum, and attorney's fees and costs. Interwest believed that it owed no additional money to Link because there had been a material failure of consideration under the terms of the Asset Purchase Agreement, or in the alternative, because Interwest entered into the Purchase Agreement based on fraudulent misrepresentation. Interwest also filed a Counterclaim against Link alleging breach of contract and breach of covenant of good faith and fair dealing, and intentional intervention with contractual rights, and sought to recover at least $500,000 plus interest, attorney's fees and costs. In addition, Interwest filed Cross Claims against the other Defendants and third party claims against the principal shareholders in Link and another related party. Those claims were varied in nature, but included such things as breach of contract, breach of various non-compete agreements, breach of the Uniform Trade Secret Act, and conspiracy, and generally sought to recover at least $500,000. The parties settled the litigation which was dismissed with prejudice in July 1999 with the Company paying $120,000 which had been fully covered by accrued reserves.

      In June 1998, American Springs Development ("ASD") commenced litigation against the Company which was filed in the Fourth District Court in Provo, UT. ASD claimed that the Company breached a warranty of title in connection with the sale of real property, and that it had suffered damages it estimated to be at least $50,000. The Company counterclaimed against the ASD alleging that the deed should be reformed and denying any liability. ASD remained indebted to the Company for the purchase price of the property which, as of December 1998 was in a past due amount of approximately $168,500. The parties settled the litigation as of June 30, 1999 with ASD paying the balance of the note minus $10,000.

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

      From time to time the Company is subject to routine litigation and regulatory proceedings. The Company cooperates with regulatory authorities in order to resolve issues and refers routine litigation to insurance companies and defense counsel as appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the last quarter of the year ended September 30, 1999.


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

                                                   Bid Price
            1999(1)
                                          High        Low
            First Quarter                 $3.63       $2.44
            Second Quarter                $5.00       $2.50
            Third Quarter                 $3.50       $2.50
            Fourth Quarter                $3.75       $2.50

            1998(1)
                                          High        Low
            First Quarter                 $4.19       $2.75
            Second Quarter                $4.00       $2.75
            Third Quarter                 $4.13       $3.50
            Fourth Quarter                $3.81       $2.75


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

Holders

      As of December 1, 1999, there were 4,089,029 shares of common stock outstanding and approximately 765 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 800 beneficial stockholders of the Company's common stock.


Dividends

      The Company has not paid any cash dividends since its inception and does not anticipate or contemplate paying dividends in the foreseeable future. In addition, the Company has a bank credit agreement which limits the payment of dividends. It is the present intention of management to utilize all available funds for the development of the Company's business.


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

Net Revenues

        Net revenues increased 16% from $28,636,000 in 1998 to $33,262,000 in 1999. Approximately $3.4 million or 12% of the increase was generated by same store growth from continuing product lines. The increase was offset by approximately $1.0 million or 4% of fiscal 1998's revenues which were sold or terminated due to the Company's focus to provide more respiratory services. Approximately $2.2 million or 8% of the increase in revenues was contributed by acquired operations.

        Net sales increased 4% from  $14,495,000 in 1998 to %15,033,000 in 1999.
Approximately $1.2 million of net sales or 8% of the increase was generated by same store growth from continuing product lines. The increase was offset by approximately $1.0 million or 7% of fiscal 1998's net sales, primarily of rehabilitation products, which were sold or terminated. Approximately $.3 million or 3% of the increase of net sales was contributed by acquired operations. The same store increases were due primarily due to increased marketing efforts in the Company's core respiratory products.

        Net rental revenue increased 29% from $14,144,000 in 1998 to $18,229,000 in 1999. Approximately $1.9 million or 13% increase of net rental revenue was contributed by acquired operations and approximately $2.2 million or 16% increase of net rental revenue was generated by same store growth. Rental revenue as a percentage of total revenue increased to 55% at 1999 compared to 49% at 1998. Sales revenue had a corresponding reduction to 45% in 1999 from 51% in 1998. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

        Home oxygen and respiratory care services, home medical equipment and rehabilitation products revenues (both sales and rentals) represent 62%, 32% and 6%, respectively, in 1999 compared to 55%, 34% and 11% in 1998, respectively.
Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus on these segments in both marketing and acquisitions. The decrease in rehabilitation products revenue is due primarily to the strategic exit by the Company in markets where reimbursement rates and/or payment terms are inadequate.

        The Balanced Budget Act of 1997 ("BBA") was signed into law on August 5, 1997. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA reduced revenue to the Company approximately $750,000 in fiscal 1998 and an additional $460,000 in fiscal 1999.

        The BBA freezes the consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. However, the Omnibus Budget Bill ("BBRA") enacted in November 1999 lifts the freeze imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002.

Gross Margins

        Gross margins were 65.0% in 1999 and 63.0% in 1998. Gross margin from net rental revenue was 82% in 1999 compared to 81% in 1998. Gross margin from net sales revenue was 47% in 1999 compared to 46% in 1998. The increase in gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue due to the BBA reduction in payment for home oxygen services provided to Medicare beneficiaries. Additionally, the increase in gross margin from net sales is primarily due to the elimination of certain low margin products. The managed care market fosters competition which has had an adverse effect on reimbursement rate with resultant decrease in margins on rental revenue.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses have increased 20% to $18,296,000 for fiscal 1999 from $15,253,000 for fiscal 1998. Selling, general and administrative expenses increased as a percentage of net revenues to 55.0% in 1999 from 53.3% in 1998 due to increased staffing and efforts to improve the collection of both acquired receivables and ongoing increases in receivables due to internal revenue increases.

Interest Expense

        Interest expense decreased 5% to $991,000 in fiscal 1999 compared to $1,046,000 in fiscal 1998. Interest expense as a percentage of revenue decreased to 3.0% for 1999 from 3.7% for 1998. The Company's interest expense consists of interest on borrowings under its bank credit agreement, its capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The decrease was primarily attributable to reductions in the prime interest rate offset by payments on long term debt and approximately $4.1 million of new and assumed borrowings to fund acquisition activities during fiscal 1999, most of which was funded at the end of September 1999.

Non-recurring Items

        During the first quarter of fiscal 1999, the Company sold, for $545,000, a building that had been leased to several independent parties, with a basis of $447,000. After commissions and closing costs, the Company recognized a non-recurring gain of $67,000. During the third quarter of fiscal 1999, the Company sold, for $105,000, a home that had been 75% owned by the Company, with a basis of $49,000 After commissions and closing costs, the Company recognized a non-recurring gain of $50,000.

Acquisitions

        In fiscal 1999, the Company acquired certain operating assets of HealthCor Holdings, Inc.'s Denver home medical equipment services operations. The operations acquired in fiscal 1999 had aggregate annualized revenues of approximately $7.2 million at the time of acquisition. The cost of this acquisition was approximately $4.1 million and was allocated to acquired assets as follows: $.1 million to current assets and $4.0 million to property and equipment; the Company did not acquire accounts receivable. This acquisition was integrated with the Company's current operation in Denver.

        In fiscal 1998, the Company acquired, in unrelated transactions, certain operating assets of 5 local competitors. The operations acquired in fiscal 1998 had aggregate annualized revenues of approximately $8.0 million at the time of acquisition. The cost of these acquisitions was approximately $4.4 million and was allocated to acquired assets as follows: $1.9 million to current assets, $1.6 million to property and equipment, and $.9 million to goodwill. These acquisitions resulted in the addition of 4 new operating branches.

Liquidity and Capital Resources

        At September 30, 1999 and 1998 the Company's working capital was $9,504,000 and $2,613,000, respectively, an increase of $6,891,000 or 264%. The increase is primarily due to a new long term credit agreement with a financial institution that converted the majority of the Company's credits into a single six-year line of credit.

        The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. For the year ended September 30, 1999, net cash provided by operating activities was $2,701,000 as compared to $2,854,000 for the year ended September 30, 1998, a decrease of $153,000 or 5%. Significantly contributing to cash provided from operations in fiscal 1999 were increased income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. The Company has encountered billing delays in its efforts to integrate trade receivables from acquisition activities during fiscal 1998 and to receive payments from certain managed care organizations. The Company includes accounts receivable as security for its lines of credit.

        Net cash used in investing activities amounted to $4,215,000 and $1,752,000 for the years ended September 30, 1999 and 1998, respectively. Activity in the year ended September 30, 1999 included the purchase of $4,100,000 of assets acquired from HealthCor Holdings, Inc., and the Company's investment in capital equipment of $1,945,000.

        Net cash provided in financing activities amounted to $1,618,000 for the year ended September 30, 1999 compared to $1,750,000 used in financing activities for the year ended September 30, 1998. Activity in the year ended September 30, 1999 included the Company's proceeds of $3,147,000 from long-term obligations primarily due to the acquisition of assets from HealthCor Holdings, Inc., and payments of $3,430,000 related to long-term obligations.

        As of September 30, 1999, the Company's principal sources of liquidity consisted of $9.5 million of working capital and approximately $4.2 million available on its $18 million revolving line of credit. The Company has an $18 million revolving operating line of credit with its principal bank expiring on July 31, 2005. The maximum principal amount will be reduced by $600,000 on a quarterly basis, beginning September 30, 2000 and continuing on the last day of each quarter thereafter. Borrowing under the Company's line of credit is secured and limited to 80% of the net book value of eligible equipment, 75% of eligible accounts receivable and 50% of eligible inventory plus $4 million or 3 times the Company's EBITDA for the most recently preceding 12 months. Interest is payable monthly at the bank's prime lending rate minus .25%. As of September, 30, 1999 and 1998, $13,024,000 and $4,491,000, respectively, were outstanding under lines of credit. The increase is primarily due to the new line of credit described above that replaced previous lines of credit and term loans and acquisitions which contributed to additional borrowings under the Company's working capital credit facilities.

        The Company anticipates that capital expenditures for fiscal 2000 will be approximately $2.5 million. The Company believes that it will be able to generate sufficient funds internally, together with funds that may be borrowed under its credit facilities, to meet its anticipated short-term and long-term capital requirements for the foreseeable future.

        The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

Financial Condition

        Net accounts receivable increased 17% to $12,225,000 from $10,447,000 at September 30, 1999 and 1998, respectively. Approximately one-half of the increase is due to receivables from the acquisition in Denver, revenue growth from existing stores during the year and collection delays encountered integrating trade receivables from acquisition activities during fiscal 1998. Collection delays contributed to the Company's average days sales in receivables increasing to 122 days from 111 days at September 30, 1999 and 1998, respectively. However, days sales in receivables at September 30, 1999 and 1998 decreased to 111 from 123, respectively. The recent decrease in days sales in receivables is due to substantial increases in the Company's billing and collections staff throughout the fiscal year. The allowance for doubtful accounts decreased to $1,594,000 from $1,760,000 at September 30, 1999 and 1998, respectively due to substantial writeoffs of uncollectible accounts from acquisitions during fiscal 1998.

        Inventories decreased 20% to $3,007,000 from $3,771,000 at September 30, 1999 and 1998, respectively. Inventories decreased $764,000 during 1999 primarily as a result of a shift in product mix toward rentals revenue which requires lower inventory levels.

        At September 30, 1999, the Company had notes receivable, including current portion, of $187,000 compared to $617,000 at September 30, 1998. The decrease is due to payments. The notes receivable originated from the sales of undeveloped real estate, an apartment complex and sale of rehab business operations.

        At September 30, 1999, the Company held property and equipment, net of depreciation, used in its business amounting to $11,097,000 compared to $6,745,000 at September 30, 1998. The increase in property and equipment is attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue.

        Current liabilities decreased 47% to $6,916,000 at September 30, 1999 from $12,959,000 at September 30, 1998. Correspondingly, current assets grew 5% to $16,420,000 from $15,572,000. The decrease in current liabilities is primarily due to a new long term credit agreement with a financial institution that converted majority of the Company's credits into a single six-year line of credit. The increase in current assets is due primarily to increases in net accounts receivable due to acquired operations, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during fiscal 1998. The allowance for doubtful accounts decreased to $1,594,000 from $1,760,000 at September 30, 1999 and 1998, respectively due to substantial writeoffs of uncollectible accounts from acquisitions during fiscal 1998 that were previously provided for.

Option Agreements

        On December 9, 1996, the Company entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the optionees elected to exercise their rights in full, the total proceeds to the Company would be approximately $5.9 to 6.5 million. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price $4.28 within 180 days. During the year ended September 30, 1997, the optionees exercised the option by paying $694,500 in exchange for 162,266 shares of the Company common stock and issuance of warrants for 162,266 shares of common stock exercisable for three years at $4.28 during the first warrant year, $4.75 during the second year, and $5.25 during the third warrant year. The Company still holds the second $100,000 option fee and owes 21,263 shares and warrants for 21,263 shares of common stock exercisable for three years (from June 30, 1997) at $4.78 during the first warrant year, $5.25 during the second year, and $5.75 during the third warrant year. All of the terms of this option agreement have expired without any further exercise.

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

Year 2000

        The Company installed software upgrades for its accounting and data processing systems in the fourth fiscal quarter of 1998 that are warranted by the vendor to be Y2K compatible. The Company also uses ancillary, third party computer software to electronically submit medical claims to certain payors. In the event that the use of this software is impacted by the Y2K problem, the Company's contingency plan includes the submission of paper claims to such payors. The Company does not believe that this software will have a material effect on the Company's ability to receive payment for services rendered. In addition, the Company has determined that some of its telephone systems require software upgrades and has begun efforts to upgrade its remaining telephone systems or purchase compatible systems as necessary. The aggregate costs to upgrade systems for Y2K compliance appear to be below $100,000, of which approximately $75,000 has been incurred as of September 30, 1999, and will be amortized over five years.
There do not appear to be any other material internal issues at this time.

        The Company has communicated with its primary vendors and has determined that all are making significant progress toward their Y2K compliance, and that the Company has sufficient alternatives to obtain Y2K compliant products and services. In addition, the Company has reviewed Y2K product compliance listings provided by the FDA and exchanged equipment that may be questionable with equipment that has been determined to be Y2K compliant. In the event that the Company identifies specific equipment that is not Y2K compliant, or that the Company is unable to determine the status of such items, the Company will remove such items from service and replace them with therapeutically comparable, Y2K compliant equipment from alternate vendors. The Company does not believe that the scope and cost of exchanging non-compliant equipment will have a material impact on the Company's financial position.

        The Company is highly dependent upon certain government and private payors for payment of claims for services and equipment provided by the Company. The Company is in the process of determining the Year 2000 compliance of computer systems used by third party payors to process claims for medical services and equipment submitted by the Company for payment. The Company cannot be assured of the timely remediation of third party claims processing and payment systems. The failure by a significant third party payor to correct Year 2000 problems, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Year 2000 progress of Medicare Part B carriers, and other government agencies and private payors with which the Company does significant business, to determine the potential impact to the Company. The Company is also in the process of determining the contingency plans of these payors to release payments to providers such as the Company in the event of claims processing system failures. Such plans may include cash advances to providers based on historical payment trends or processing claims on paper rather than in an electronic format.

        The financial institutions with whom the Company has its material relationships have represented to the Company that their Y2K compliance programs are substantially completed.


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

        High Leverage. As of September 30, 1999, the Company had total stockholder's equity of $11.2 million and total indebtedness of $21.1 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be impaired. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" and the Company's fiscal 1998 consolidated financial statements, included herein.

     Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation."

        Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 and 1999 had an adverse impact on the Company's net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. However, the Omnibus Budget Bill ("BBRA") enacted in November 1999 lifts the freeze imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002. See "Reimbursement for Services" and "Government Regulation."

        Slow Reimbursements. At September 30, 1999, approximately 32% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 and 1999 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources."

        Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. During fiscal 1998 and 1999 the Company terminated relationships with certain managed care organizations and is in the process of reviewing its managed care contracts. See "Sales and Marketing" and "Government Regulation."

        Risks Related to Goodwill. At September 30, 1999 unamortized goodwill resulting from acquisitions was approximately $4.4 million, or approximately 13.7% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at September 30, 1999 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

        Risks Associated with Acquisitions. While the Company completed six acquisitions between fiscal 1998 and 1999, as a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. See "Strategy." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

        The Company has encountered collection difficulties from acquired Accounts Receivable due to: (i) failure to document initial service authorizations or continued service authorizations in required time frames, (ii) inability to retain or adequately replace billing representatives with knowledgeable personnel due to the complex billing requirements encountered in the industry, and (iii) difficulties in converting data from acquired company to the Company's accounting and billing system. Consequently, the Company intends to restrict acquisition of Accounts Receivable in the future.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for years beginning after December 15, 1998. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Interest Home Medical, Inc.  Financial Statements                         Page

      Report of Independent Accountants ....................................33

      Consolidated Balance Sheets...........................................34
        September 30, 1999 and 1998

      Consolidated Statements of Income.....................................36
        Years ended September 30, 1999 and 1998

      Consolidated Statements of Stockholders' Equity.......................37
        Years ended September 30 , 1999 and September 30, 1998

      Consolidated Statements of Cash Flows.................................38
         Years ended September 30, 1999 and 1998

      Notes to Consolidated Financial Statements............................41

                         INDEPENDENT AUDITOR'S REPORT





To the Board of Directors of
Interwest Home Medical, Inc.


We have audited the accompanying consolidated balance sheet of Interwest Home Medical, Inc. and subsidiaries, as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interwest Home Medical, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    TANNER + CO.





Salt Lake City, Utah
November 24, 1999

------------------------------------------------------------------------------





                                                    1999        1998
                                                ------------------------
         Assets

Current assets:
   Cash and cash equivalents                    $    357,000 $   253,000
   Accounts receivable, net of allowance for
     doubtful accounts of $1,594,000 and
     $1,760,000                                   12,225,000  10,447,000
   Inventories                                     3,007,000   3,771,000
   Current portion of notes receivable                54,000     243,000
   Other current assets                               77,000     157,000
   Deferred tax asset                                700,000     701,000
                                                ------------------------

            Total current assets                  16,420,000  15,572,000

Notes receivable                                     133,000     374,000
Investment in undeveloped real estate                 76,000     125,000
Investment in office buildings                             -     447,000
Property and equipment - net                      11,097,000   6,745,000
Intangible assets, net                             4,422,000   4,967,000
Other assets                                         192,000     151,000
                                                ------------------------










                                                $ 32,340,000 $28,381,000
                                                ========================




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------
                                              Consolidated Balance Sheet

                                                           September 30,
------------------------------------------------------------------------------





                                                    1999        1998
                                                ------------------------
         Liabilities and Stockholders' Equity

Current liabilities:
   Checks written in excess of cash in bank     $  1,735,000 $   771,000
   Current portion of long-term debt               1,791,000   3,246,000
   Notes payable                                           -   4,491,000
   Accounts payable                                2,293,000   2,800,000
   Accrued expenses                                  743,000     767,000
   Income taxes payable                              354,000     884,000
                                                ------------------------

            Total current liabilities              6,916,000  12,959,000
                                                ------------------------

Deferred tax liability                               958,000     416,000

Long-term debt                                    13,273,000   5,674,000
                                                ------------------------

            Total liabilities                     21,147,000  19,049,000

Commitments and contingencies                              -           -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
shares                                                     -           -
     authorized and -0- shares issued and
outstanding
   Common stock, no par value; 50,000,000 shares
     authorized, 4,089,029 shares issued and       3,299,000   3,299,000
outstanding
   Retained earnings                               7,894,000   6,033,000
                                                ------------------------

         Total stockholders' equity               11,193,000   9,332,000
                                                ------------------------

                                                $ 32,340,000 $28,381,000
                                                ========================





------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                        Consolidated Statement of Income

                                               Years Ended September 30,
------------------------------------------------------------------------------





                                                    1999        1998
                                                ------------------------
Revenue:
   Net sales                                    $ 15,033,000 $14,492,000
   Net rental income                              18,229,000  14,144,000
                                                ------------------------

            Total revenue                         33,262,000  28,636,000

Cost of sales and rental                          11,684,000  10,582,000
                                                ------------------------

            Gross profit                          21,578,000  18,054,000
                                                ------------------------

Selling, general and administrative expenses      18,296,000  15,253,000
                                                ------------------------

            Income from operations                 3,282,000   2,801,000

Other income (expense):
   Gain on sale of assets                            126,000           -
   Interest income                                   243,000     206,000
   Interest expense                                 (991,000) (1,046,000)
                                                ------------------------

            Income before income taxes             2,660,000   1,961,000

Income tax benefit (expense):
   Current                                          (256,000)   (846,000)
   Deferred                                         (543,000)    311,000
                                                ------------------------

            Total income taxes                      (799,000)   (535,000)
                                                ------------------------

            Net income                          $  1,861,000 $ 1,426,000
                                                ========================

            Net income per share:
               Basic                            $      .45    $    .35
                                                ========================

               Fully diluted                    $      .45    $    .35
                                                ========================



------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                          Consolidated Statement of Stockholders' Equity

                                 Years Ended September 30, 1999 and 1998
------------------------------------------------------------------------------







                             Preferred Stock      Common Stock       Retained
                           ---------------------------------------
                             Shares    Amount   Shares    Amount     Earnings
                           ----------------------------------------------------


Balance, October 1, 1997       -      $   -   $4,074,249 $3,239,000  $4,607,000

Issuance of common stock       -          -       14,780     60,000       -

Net income                     -          -        -           -      1,426,000
                           ----------------------------------------------------

Balance, September 30, 1998    -          -    4,089,029  3,299,000   6,033,000


Net income                     -          -        -           -      1,861,000
                           ----------------------------------------------------

Balance September 30, 1999     -      $   -    4,089,029 $3,299,000  $7,894,000
                           ====================================================






------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                    Consolidated Statement of Cash Flows

                                               Years Ended September 30,
------------------------------------------------------------------------------




                                                      1999         1998
                                                 --------------------------
Cash flows from operating activities:
   Reconciliation of net income to net cash
     provided by operating activities:
      Net income                                $  1,861,000 $ 1,426,000
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization             2,555,000   2,042,000
         Gain on settlement of litigation            (96,000)          -
         (Gain) loss on sale of assets              (126,000)     28,000
         (Increase) decrease in:
            Accounts receivable, net              (1,778,000) (1,884,000)
            Inventories                              764,000     164,000
            Other current assets                      80,000      16,000
            Other assets                             (41,000)     40,000
            Deferred tax asset                         1,000    (460,000)
         Increase (decrease) in:
            Accounts payable                        (507,000)    439,000
            Accrued expenses                         (24,000)    173,000
            Income taxes payable                    (530,000)    721,000
            Deferred income taxes                    542,000     149,000
                                                ------------------------

               Net cash provided by
               operating activities                2,701,000   2,854,000
                                                ------------------------

Cash flows from investment activities:
   Collection of notes receivable                    430,000      93,000
   Proceeds from sale of property and equipment      787,000     437,000
   Proceeds from sale of investment in office
building and                                         613,000           -
     undeveloped real estate
   Increase in investment in office building               -     (11,000)
   Purchase of property and equipment             (6,045,000) (2,071,000)
   Purchase of intangible assets                           -    (200,000)
                                                ------------------------

               Net cash used in
               investing activities               (4,215,000) (1,752,000)
                                                ------------------------



------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                    Consolidated Statement of Cash Flows
                                                               Continued


------------------------------------------------------------------------------




                                                    1999        1998
                                                ------------------------

Cash flows from financing activities:
   Checks written in excess of cash                964,000     (171,000)
   Proceeds from notes payable                   6,836,000  (12,677,000)
   Payments on notes payable                    (5,899,000)  13,805,000
   Proceeds from long-term debt                  3,147,000       44,000
   Payments on long-term debt                   (3,430,000)  (2,811,000)
   Issuance of common stock                          -           60,000
                                                ------------------------

            Net cash provided by (used in)
            financing activities                 1,618,000   (1,750,000)
                                                ------------------------

            Net increase (decrease) in cash        104,000     (648,000)

Cash, beginning of year                            253,000      901,000
                                                ------------------------

Cash, end of year                               $  357,000   $  253,000
                                                ========================


Supplemental disclosure of cash flow information: Cash paid during the year for:

         Interest                               $   971,000  $ 1,021,000
                                                ========================

         Income taxes                           $  786,000   $   125,000
                                                ========================





------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                    Consolidated Statement of Cash Flows
                                                               Continued


------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities:

1999

o The Company financed the purchase of property and equipment in the amount of $1,079,000 with long term debt.

o The Company re-financed its note payable and certain of its long-term debt with a new financing arrangement in the amount of $10,499,000.

o The Company settled litigation, and as a result was relieved of debt in the amount of $480,000 related to a prior acquisition. As a result, the Company also wrote down goodwill associated with this acquisition in the amount of $384,000. The Company recognized a gain of $96,000 on the transaction.

o The Company acquired property and equipment in the amount of $4,100,000 with long-term debt of $400,000 and cash of $3,700,000.

1998

o The Company acquired assets and assumed certain liabilities from companies in Utah and Arizona for long-term debt. The net assets purchased for long-term debt consist of the following:


Accounts receivable, net                              $  1,348,000
Inventory                                                  491,000
Note receivable                                             13,000
Property and equipment                                   1,548,000
Intangible assets                                          744,000
Other assets                                                23,000
Accounts payable and accrued liabilities                   (31,000)
                                                      ------------

   Net assets purchased with long-term debt           $  4,136,000
                                                      ============

o The Company sold a segment of its business in Nevada to the former owner of the business in exchange for a note receivable in the amount of $250,000.

o The Company also financed the purchase of property and equipment in the amount of $515,000 with long-term debt.

------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



                              Notes to Consolidated Financial Statements

                                             September 30, 1999 and 1998
------------------------------------------------------------------------------


1.  Organization and Summary of Significant Accounting Policies

Description of Business
Interwest Home Medical Equipment, Inc., and subsidiaries ("Interwest" or the "Company") provides a diversified range of home health care services and products. The Company currently conducts its business from twenty-nine (29) locations in the States of Utah, Colorado, Idaho, Nevada, California, Alaska, and Arizona. The Company divides its products and services into three general categories: (1) home oxygen and respiratory care services, (2) home medical equipment and supplies, and (3) rehabilitation services.


Principles of Consolidation
The consolidated financial statements include the financial information of Interwest Home Medical, Inc., and its wholly owned subsidiaries (Interwest Medical Equipment Distributors, Inc., Interwest Home Pharmacy, Inc., Interwest Home Medical - Alaska, Inc., and Interwest Home Medical - Arizona, Inc.). All material intercompany transactions and balances have been eliminated in consolidation of the companies.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.

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

Investment in real estate consists of one parcel of undeveloped land located in the state of Utah in Utah County.





------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1,  Organization and Summary of Significantn Accounting Policies Continued

Property and Equipment
Property and equipment, consisting of rental equipment, equipment, furniture and fixtures, vehicles and leasehold improvements is stated at historical cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of the assets or the term of the lease agreements.


Intangible Assets
Intangible assets, consisting of purchased customer lists, supplier lists, non-competition agreements and goodwill are stated at cost. The Company evaluates goodwill and other intangible assets by using an operating income realization test. In addition, the Company considers the effects of changes in the business environment, including competitive pressures, market changes, and technological and regulatory changes. Amortization is computed using the straight-line method over five to forty years, or the term of the non-compete agreement.


Income Taxes
The Company accounts for income taxes under the provision of SFAS 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.


Revenue Recognition Revenues are recognized as follows:

   o Patient revenues are recognized net of contractual adjustments related to third party payers when services are rendered. The amount paid by a third party payer is dependent upon the benefits included in the patient's policy.

   o Other revenues are recognized as the services are rendered or the sales are made.


Net Income Per Share
Net income per share is based on weighted average shares outstanding of approximately 4,089,000 and 4,085,000 shares for the years ended September 30, 1999 and 1998, respectively. There is no difference on earnings per share on a fully diluted basis under the Treasury Stock method as the weighted average shares outstanding are essentially the same for both standard and fully diluted shares outstanding.



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1,  Organization and Summary of Significant Accounting Policies Continued

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

The Company's customer base consists primarily of individuals in the Western United States. Substantially all revenues are from these customers. Accounts receivable include those of the individuals and their third party payors, including insurance companies, Medicare, Medicaid and other governmental agencies. Revenues covered by Medicare, which is a third party payor, accounted for approximately 36% and 33% of total revenues received for the years ended September 30, 1999 and 1998, respectively.

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

Reclassification
Certain amounts in the financial statements for 1998 have been reclassified to conform with the current year presentation.

2.  Acquisitions
During the year ended September 30, 1999 the Company acquired certain assets of a company which was accounted for as a purchase and, accordingly, is included in the consolidated financial statements since its date of acquisition. The purchase price of $4,100,000, was financed through cash and long-term debt, has been allocated to the assets of the Company based upon their respective fair market values. There was no excess purchase price over assets acquired.

The following unaudited pro forma consolidated results of operations have been prepared as if the 1999 acquisition had occurred at the beginning of fiscal 1999:


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




                                        Pro Forma
                                        Results of
                                        Operations
                                       ------------
                                           1999
                                       ------------

   Total revenue                       $ 40,450,000

   Total expenses                      $ 38,350,000
                                       ------------

   Net income                          $  2,100,000
                                       ============

   Net income per share                $       0.51
                                       ============

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




2.  Acquisitions Continued
During the year ended September 30, 1998 the Company acquired five companies which were accounted for as purchases and, accordingly, are included in the consolidated financial statements since their respective dates of acquisition. The aggregate purchase price of $4,385,000, which was financed through cash resources and long-term debt, has been allocated to the assets of the Company based upon their respective fair market values. The excess of the purchase price over assets acquired of $944,000 has been included in goodwill and is being amortized over periods of ten to forty years.

The following unaudited pro forma consolidated results of operations have been prepared as if the 1998 acquisitions had occurred at the beginning of fiscal 1998:


                                        Pro Forma
                                        Results of
                                        Operations
                                       ------------
                                           1998
                                       ------------

   Total revenue                       $ 32,209,000

   Total expenses                      $ 30,597,000
                                       ------------

   Net income                          $  1,612,000
                                       ============

   Net income per share                $       0.39
                                       ============

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


------------------------------------------------------------------------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




3.  Notes Receivable
Notes receivable consist of the following at September 30, 1999 and 1998:


                                                   1999        1998
                                               ------------------------

Notes receivable in connection
with the sale of a segment of the
business due in monthly
installments of $5,633, including
interest at 8.5%.  The note is due
in October 2002 and is unse$ured                  187,000  $  231,000



Mortgage receivable,  due in
monthly installments of $1,765,
including interest at 9.5%,
maturing March 1, 2000, secured
by apartment building                                 -       194,000

Note receivable in connection with
the sale of property.  The note was
due in March 1997, including
interest of 9%, and is secured by
real estate                                           -       179,000



Note receivable acquired in
connection with the purchase of
another company, due in 1998                          -        13,000
                                               ------------------------

                                                  187,000     617,000

Less current portion                               54,000     243,000
                                               ------------------------

                                               $  133,000  $  374,000
                                               ========================




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




4.  Property and
Equipment
Property and equipment at September 30, 1999 and 1998 consist of the following:


                                      Life         1999          1998
                               --------------------------------------------

Rental equipment                   3-10 years   $15,990,000   $10,514,000
Equipment and signs                3-10 years     1,417,000     1,095,000
Furniture and fixtures             3-10 years       498,000       412,000
Vehicles                            2-5 years     1,021,000       636,000
Leasehold improvements              3-5 years       322,000       501,000
                               --------------------------------------------

                                                 19,248,000    13,158,000

Less accumulated
  depreciation and
  amortization                                    8,151,000     6,413,000
                                              -----------------------------

                                                $11,097,000    $6,745,000
                                              =============================



5.  Intangible Assets
Intangible assets at September 30, 1999 and 1998 consist of the following:


                                  Life                            1998
                               ------------------------------------------------

Goodwill                        5-40 years     $4,557,000      $4,958,000
Noncompete agreements            5-7 years        399,000         399,000
Other                              5 years         30,000          30,000
                                              ---------------------------------

                                                4,986,000       5,387,000

Less accumulated
  amortization                                    564,000         420,000
                                              ---------------------------------

                                               $4,422,000      $4,967,000
                                              =================================



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------


6.  Notes Payable
Notes payable at September 30, and 1998, consist of the following:


                                              1999               1998
                                          -------------------------------


Line of credit in the amount of
$4,350,000  payable to a financial
institution due February 12, 1999;
with interest payments at the bank's
prime rate (8.25% at September  30,
1998) minus 0.50% payable quarterly,
secured  by  accounts receivable and
inventory                                 $       -         $  3,691,000


Line of credit in the amount of
$1,000,000  payable to a financial
institution due August 30, 1999,  with
interest at prime (8.25% at September
30, 1998) minus 0.50% payable quarterly;
secured by accounts receivable and
inventory                                         -              800,000

                                          -------------------------------
                                          $       -         $  4,491,000
                                          ===============================




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------


7.  Long-term Debt
Long-term debt at September 30, 1999 and 1998, consists of the following:

                                              1999               1998
                                          ----------------------------------

Note  payable to a bank  requiring
quarterly  principal  payments of
$600,000, beginning  September 30, 2000.
The total  borrowing  available under
the note is $18  million.  Monthly
interest  payments are due at a rate of
the bank's prime rate (8.25% at September
30, 1999) minus .25%, secured by accounts
receivable, inventory and equipment.       $ 13,024,000       $       -

Notes  payable  in  connection  with
the  acquisition  of  companies
requiring aggregate monthly payments of
$25,049 including interest at rates of
8% to 9%, unsecured                             501,000            894,000

Note payable in connection with
the acquisition of a company
requiring a single payment in
March, 2000, including interest
8%, unsecured                                   400,000               -

Installment contracts payable in
aggregate monthly installments totaling
$2,069 including interest ranging from
10% to 10.99%, secured by vehicles               24,000             78,000


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------

                                               1999               1998
                                          ----------------------------------


7.  Long-term Debt Continued

Notes  payable  to a bank  requiring
aggregate  monthly  payments  of
$183,558 including interest at a rate of
8.0% to prime (8.25% at September 30,
1998) plus 1.25%, secured by accounts
receivable, inventory and equipment              -              6,388,000

Note  payable  to a company  in
connection  with the  acquisition
of a company requiring  annual payments
of $200,000 plus interest at a rate of
8%, secured by property and equipment.
This amount was settled in 1999.                 -               600,000

Notes payable requiring aggregate monthly
payments of $21,741 including interest
at prime (8.25% at September 30, 1998)
plus 1.25% to 13%, secured by equipment          -               367,000


Capital lease obligations (see note 8)       1,115,000           593,000
                                          ----------------------------------

                                            15,064,000         8,920,000

Less current portion                         1,791,000         3,246,000
                                          ----------------------------------

Long-term debt                             $13,273,000        $5,674,000
                                          ==================================



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



7.  Long-term Debt Continued
Future maturities of long-term debt at September 30, 1998 were as follows:


Year ending September 30:
   2000                                $  1,791,000
   2001                                   2,791,000
   2002                                   2,609,000
   2003                                   2,576,000
   2004                                   2,473,000
   Thereafter                             2,824,000
                                       -------------

                                       $ 15,064,000
                                       =============



8.  Lease Obligations
The Company leases certain equipment under terms accounted for as capital leases. The Company also leases small equipment under noncancellable operating leases. At September 30, 1999 and 1998, the total cost of all assets currently under capital lease is $1,752,000 and $969,000, respectively. Accumulated amortization at that date amounted to $623,000 and $351,000, respectively. The following summarizes future minimum lease payments under leases at September 30, 1999:


                                       Operating   Capital
Year Ending September 30:               Leases     Leases
                                    ------------------------

                  2000               $  864,000   $ 595,000
                  2001                  673,000     217,000
                  2002                  473,000     191,000
                  2003                  368,000     189,000
                  2004 and thereafter   664,000      75,000
                                    ------------------------

                                    $ 3,042,000   1,267,000
                                    ============

Less amounts representing interest                  152,000
                                                ------------

Present value of future minimum
  lease payments                               $  1,115,000
                                               =============



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



8.  Lease Obligations Continued
Total rent expense for operating leases was approximately $894,000 and $925,000 for the years ended September 30, 1999, and 1998, respectively.


9.  Income Taxes
The provisions for income taxes differ from the amount computed at federal statutory rates as follows:


                                    1999        1998
                                ------------------------

Tax at statutory rates         $ (904,000)  $(667,000)
State tax                        (130,000)   (117,000)
Change in valuation allowance     328,000     279,000
Other                             (93,000)    (30,000)
                                -------------------------

                               $ (799,000)  $(535,000)
                                =========================


The deferred income tax benefit (liability) for the years ended September 30, 1999 and 1998 is as follows:


                                  1999        1998
                              ------------------------
Short-term:
   Allowance for bad debts    $ 590,000  $  669,000
   Employee benefits             70,000      56,000
   Deferred gain                      -     (43,000)
   Other                         40,000      19,000
                              ------------------------

   Deferred tax asset         $ 700,000  $  701,000
                              ========================




                                       1999         1998
                                   --------------------------
Long-term:
   Depreciation                    $ (958,000)   $  (416,000)
   Net operating loss carryforward    275,000        603,000
   Valuation allowance               (275,000)      (603,000)
                                   --------------------------

   Deferred tax liability         $  (958,000)   $  (416,000)
                                   --------------------------



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



9.  Income Taxes Continued
At September 30, 1999, the Company has approximately $742,000 of net operating losses to use to offset future income. These net operating losses expire in the years 2000 through 2009. A valuation allowance has been established for the net operating loss due to certain limitations that may effect its utilization. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized.


It is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. The amount of the net operating losses which can be used are limited by the future operations and the tax laws in effect at the time of the utilization. Consequently, a valuation allowance has been established to offset any tax asset.


10.  Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999 and 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


11.  401(K)Savings Plan
The Company has a contributory 401(K) savings plan covering all employees who are at least 21 years of age, work at least 1,000 hours per year, and have a minimum of one year of service to the Company. All contributions by the Company are fully discretionary. The Company made contributions of $70,000 and $50,000 in 1999 and 1998, respectively.



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



12.  Stock Options and Warrants Employee Options
In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 312,500 shares of common stock may be granted to employees and other persons to purchase the Company's common stock. No individual may be granted stock options exceeding $100,000 fair market value in any one year. The stock options vest at varying rates, are exercisable within the time or upon the events determined by the option agreement and terminate after five years from the date of grant for stockholders owing more than 10 percent of all classes of stock and after 10 years for all others. At September 30, 1999, options to purchase 218,750 shares remain unexercised under this agreement.


Director Options
In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 75,000 shares of common stock may be granted to non-employee directors to purchase the Company's common stock. No individual may be granted more than one stock option per year, nor more than 11,000 shares on the exercise of all options granted pursuant to this agreement. The stock options are exercisable within six months after the grant date and terminate after five years from the date of grant. At September 30, 1999, options to purchase 19,500 shares remained unexercised under this agreement.


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


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



12.  Stock Options and Warrants Continued
In addition, the Company has issued options to purchase an aggregate of 120,000 shares to three board members. The options are exercisable beginning one year after issuance and terminated five years from the date of grant. As of September 30, 1999, none of the options were exercised.


Other
During November 1996, the Company entered into an agreement with several investors to sell up to 1,170,714 shares of the Company's common stock for prices ranging from $4.28 to $7.00 per share. As part of the agreement the investors when they purchase each share of common stock they receive a warrant to purchase an additional share of common stock at the same price. During 1997 the Company issued 162,266 shares of common stock plus warrants for an additional 162,266 shares of common stock exercisable for 3 years at yearly prices of $4.28 in the first year, to $5.25 in year three. The Company holds an option fee of $100,000 whereby the Company owes 21,263 shares of the Company's common stock plus warrants to purchase another 21,263 shares of the Company's common stock at an additional price of $4.78 to $5.75 per share through 2000. No warrants had been exercised and the agreement was terminated as of September 30, 1998.


During March 1998, the Company entered into a stock option agreement with a consultant. The stock option agreement granted options to purchase 17, 500 shares of common stock exercisable for 8 years. Options to purchase 11,666 and 5,834 shares of common stock are exercisable at $3.50 and $4.00, respectively. At September 30, 1999 no options had been exercised under this agreement.

The Company also has options outstanding to an individual to purchase 5,000 shares at an exercise price of $4.00 per share. The options expire in February 2000.

------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



12.  Stock Options and Warrants Continued
A schedule of the options and warrants at September 30, 1999 and 1998 is as follows:


                             Number of
                       ---------------------- Price Per
                         Options   Warrants     Share
                       ------------------------------------

Outstanding at
  October 1, 1997        274,984    183,529   $2.50 - 5.52
   Granted               209,766     13,984    3.00 - 4.28
   Exercised             (13,984)      -       4.00 - 4.28
   Expired               (85,016)      -       4.00 - 4.28
                       ------------------------------------

Outstanding at
  September 30, 1998     385,750    197,513    2.50 - 5.52
   Granted                  -          -            -
   Exercised                -          -            -
   Expired                (5,000)      -            -
                       ------------------------------------

Outstanding at
  September 30, 1999     380,750    197,513  $ 2.50 - 5.52
                       ====================================




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




13.  Stock-Based
Compensation
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                          September 30,
                                   --------------------------
                                         1999        1998
                                   --------------------------

Net Income - as reported           $  1,861,000  $ 1,426,000
Net Income - pro forma             $  1,789,000  $ 1,301,000
Earnings per share - as reported   $       0.45  $       .35
Earnings per share - pro forma$    $       0.42  $       .32
                                   --------------------------



The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         September 30,
                                    -----------------------
                                        1999        1998
                                    -----------------------

Expected dividend yield              $    -      $    -
Expected stock price volatility          44%          42%
Risk-free interest rate                 4.4%         4.4%
Expected life of options                1-5 years  1-5 years
                                    -----------------------



The weighted average fair value of options outstanding during 1999 and 1998 are $1.49 and $1.44 per share, respectively.


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



13.  Stock-Based Compensation Continued
The following table summarizes information about fixed stock options outstanding at September 30, 1999:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       9/30/99      (Years)       Price       9/30/99       Price
--------------------------------------------------------------------------------
$ 2.50 to 4.28   362,734       1.96       $ 3.75        291,065     $  3.84
  4.75 to 5.52   176,766        .58         4.79        176,766        4.79
--------------------------------------------------------------------------------

$ 2.50 to 5.52   539,500       1.51      $  4.09        467,831    $   4.20
===============================================================================



14.  Employee Stock Purchase Plan
During the year ended September 30, 1996, the Company adopted a Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At September 30, 1999 and 1998, 28,525 and 16,751 shares, respectively, of common stock had been cumulatively purchased under the plan.


15.  Commitments and Contingencies
In October 1991, an officer of the Company retired and a trust was created which purchased 429,544 shares of the Company's common stock from the officer. In exchange for the stock, a note was entered into between the trust and the retired officer in the principal amount of $305,000. The note requires monthly payments over ten years of $4,000, including principal and interest at an annual rate of 8 percent. Certain employees of the Company have entered into an agreement to purchase the shares of stock from the trust under similar terms. At the employees' option, shares can be issued as they are purchased. The Company has guaranteed the collectibility of amounts due the trust by the employees. The outstanding balance of the note was $85,100 at September 30, 1999.


Litigation
The Company is involved in certain litigation related to normal business operations. Management believes that sufficient reserves have been accrued and there will not be any material effect upon the Company's financial condition.


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



15.  Commitments and Contingencies Continued

Government Regulation
The health care industry, in which the Company operates, is regulated by Federal and State government authorities, and has been the subject of certain scrutiny in recent years. A number of laws and regulations have been passed and put into effect during the past several years which impact the Company and its industry. Specifically, a significant amount of accounts receivable is collected from Federal Medicare and State Medicaid programs. The Company is also subject to Medicare and Medicaid rate adjustments on services provided. Beginning January 1, 1998, Medicare reduced its oxygen reimbursement rate by 25%. An additional 5% reduction was effective January 1, 1999. Management has taken what it believes to be appropriate steps to mitigate any financial impact on the Company's financial condition related to the changes and regulations of the health care industry.

16.  Preferred Stock
Preferred stock has voting rights of one vote for one share. The preferred stock is convertible at the option of the holder into common stock based upon the trading value of the common stock. The conversion rate varies from one share for one share up to receiving three shares of common stock for one share of common stock. At September 30, 1999 and 1998 there were no shares of preferred stock issued and outstanding.

17.  Sale of Office Building and Undeveloped Real Estate
During the year ended September 30, 1999, the Company sold a building and a portion of its investment in undeveloped real estate with a book value of $496,000. The proceeds from the sale of $613,000 was received in cash. The resulting gain on the sale was $117,000.

18.  Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for years beginning after December 15, 1998. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.


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

      NONE.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age         Position
     --------------------------------------------------------------------
      James E. Robinson             48          CEO /President/Chairman
      James U. Jensen               55          Director
      Dr. Jeffrey F. Poore          51          Director
      Jerald L. Nelson              57          Director
      Que H. Christensen            44          COO/Vice President
      Serena Falgoust               52          Secretary

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

     Jerald L. Nelson Ph.D. Dr. Nelson served as a director of the Company from April 1990 to February 1995, and was reappointed a director in August, 1995. In 1997, he was instrumental in starting a long distance phone company, Family Telecommunications, Inc., which was recently sold to I-Link, Inc., a Utah based, publicly traded telecommunications firm. He graduated from the University of Utah with a B.A. in business and holds a Ph.D. in Economics from North Carolina State University. Dr. Nelson has over twenty- five years of experience as an economist, business executive and financial analyst. His career began in 1972 in NYC with TWA. Later he advised Fortune 500 firms as a consultant with Date Resources, Inc. and then directed planning efforts at U.S. Industries, Inc. He has served on numerous Boards of Directors including Arrow Dynamics, Gentner Communications and One-2-One Communications, where he also served as Chairman and CEO.

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                             SUMMARY COMPENSATION TABLE
                                 Annual Compensation
                                ---------------------
                                                     Commissions                 Restrict
                                                         and       Other Annual   Stock   Options/
                                                       Bonuses    Compensation    Awards    SAR's
Name and Principal Position      Year      Salary        ($)           ($)         ($)       (#)
-----------------------------   ------   ----------   ---------- --------------- -------  ---------
James E. Robinson                1999     $175,000     $36,735         (2)        -0-       -0-
President/CEO                    1998     $150,000     $36,735         (2)        -0-       -0-
                                 1997     $150,000     $15,750         (2)        -0-     50,000(1)
Que H. Christensen
Vice President/COO(3)            1999     $115,000     $23,265         (2)        -0-       -0-
                                 1998     $ 95,000     $23,265         (2)        -0-       -0-
                                 1997     $ 95,000     $ 9,975         (2)        -0-     25,000(1)



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

      (3) In December 1997, Mr. Christensen was promoted to Vice President and Chief Operating Officer (COO) from Chief Financial Officer.

Stock Options

      There were no options granted during fiscal 1999 or 1998 to the named executive officers.

      The following table sets forth information concerning the number and value of options held at September 30, 1999 by each of the named executive officers. No options held by such executive officers were exercised during 1999.

                       Option Values at September 30, 1999

                           Number of Unexercised       Value of Unexercised
                                 Options at           In-the-Money Options
                           September 30, 1999 (#)   At September 30, 1999($)(1)
                    -----------------------------------------------------------
Name                   Exercisable  Unexercisable    Exercisable  Unexercisable
James E. Robinson       62,500 (2)      -0-           $62,500 (2)     -0-
                        33,333        16,667           $8,333       $4,167
Que H. Christense       31,250 (2)      -0-           $31,250 (2)     -0-
                        16,667         8,333           $4,167       $2,083

            (1) An "In-the-Money" stock option is an option for which the market price of the Company's common stock underlying the option on September 30, 1998 exceed the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of the Company's common stock on the NASD SmallCap Market on September 30, 1998 ($3.50 per share).

            (2) This stock option was granted at an exercise price of $4.00 per share and was repriced by the Board of Directors on October 22, 1998 to an exercise price of $2.50 per share which was the closing price of the Company's common stock on the NASD SmallCap Market on that date. The values shown are calculated at the fair market value of the underlying shares as of September 30, 1999 ($3.50 per share) minus the exercise price.

1995 Employee Stock Purchase Plan

      On November 6, 1995, the Company's Board of Directors adopted the Company's 1995 Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At December 1, 1999, 28,525 shares of common stock had been purchased under the plan.

1995 Employee Stock Option Plan

      On February 24, 1995, the Company's Board of Directors adopted the Company's 1995 Stock Option Plan (the "Plan") which provides for the issuance of a maximum 312,500 shares of common stock pursuant to the exercise of options granted under the Plan. The Options granted under the Plan may be Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Plan is administered by the Board of Directors' Compensation Committee. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. Options to purchase 250,000 shares of stock have been granted and options to purchase 218,750 shares of stock were outstanding as of September 30, 1999.

Compensation of Directors

      The Company's non-employee directors are paid $500 for each Board of Directors meeting attended and $400 for each Committee Meeting attended. On February 24, 1995, the Company adopted, and the shareholders approved at the Annual Meeting on February 16, 1996, the 1995 Non-Employee Director's

Stock Option Plan. The Plan provides that each non-employee director who was a director as of February 24, 1995, or who became a director thereafter, was and will be issued an option to purchase 5,000 shares of the Company's common stock at $4.00 per share. Additionally, each non-employee director is automatically granted an option to purchase 1,500 shares at market prices on April 1st of each year commencing April 1, 1997. As of April 1, 1997, the annual grant was terminated and each non-employee director was granted an option to purchase 40,000 shares at $4.00 per share with one-third of the shares vesting at March 31, 1998 and each additional one-third vesting in the two subsequent years. No initial options granted by the Company under this plan in 1995 may be exercised until the Company achieves cumulative before-tax income of $1,500,000, commencing February 22, 1995.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 1, 1999 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                                Amount
and Address                         and Nature              Percent
of Beneficial                       of Beneficial           of Class(1)
Owner                               Ownership               Ownership
-------------------------------------------------------------------------
James E. Robinson (2)                1,280,250              29.07%
235 East 6100 South
Salt Lake City, UT 84107

James U. Jensen(3)                     152,590               3.20%
420 Chipeta Way
Salt Lake City, UT 84108

Dr. Jeffrey F. Poore(4)                 51,134                .87%
4536 Abinadi Road
Salt Lake City, UT 84124

Jerald L. Nelson(5)                     60,231               1.08%
10242 Ashley Hills Circle
Sandy, UT 84092

Que H. Christensen(6)                  161,802               3.53%
235 East 6100 South
Salt Lake City, UT 84107

Val D. Christianson(7)                 331,812               7.63%
3065 S. 2850 East
Salt Lake City, UT 84107

Charles Davis(8)                       359,396               8.27%
20 Bennington Drive
Colorado Springs, CO 80906

Serena J. Falgoust(9)                   30,820               0.71%
1620 N. 1250 W.
Provo, UT 84604

I-Med Shareholders(10)                 309,094               7.11%
Share Purchase Trust
235 East 6100 South
Salt Lake City, UT 84107

All Officers and Directors           1,671,825              38.47%
  as a Group (6 Persons)

      Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of the Company.

      (1) As of December 1, 1999,  there were 4,089,029  shares of the Company's common stock issued and outstanding. There are also outstanding exercisable options and warrants to purchase 257,232 shares of the Company's common stock which are owned by officers and directors. Therefore, for purposes of the above set forth chart, 4,346,261 shares are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. This amount does not include options owned by officers and directors which are not currently exercisable.

      (2) Includes (i) 22,500 shares owned of record by the five children of Mr. Robinson (4,500 shares each); (ii) 892,798 shares owned by J&J Medical Investments, Ltd., (iii) 269,118 shares owned of record by Mr. Robinson and (iv) 95,834 shares which may be acquired by Mr. Robinson pursuant to stock options which are currently exercisable.

      (3) Includes (i) 88,538 shares owned of record by Mr. Jensen of which 55,992 shares were purchased through the exercise of stock options; (ii) 25,886 shares which are beneficially owned through the I-Med Shareholder Share Purchase Trust; and 38,166 shares which may be issued pursuant to other stock options and warrants which are currently exercisable.

      (4) Includes 9,484 shares owned of record by Dr. Poore of which 8,484 shares were purchased through the exercise of stock options and 41,650 shares which may be acquired pursuant to stock options and warrants which are currently exercisable.

      (5) Includes (i) 500 shares which are owned of record by Mr. Nelson which were purchased through the exercise of stock options; (ii) 33,666 shares which may be issued pursuant to stock options and warrants which are currently exercisable; and (iii) 26,065 shares which are owned of record by Mr. Nelson's spouse.

      (6) Includes (i) 11,000 shares owned of record by Mr. Christensen; (ii) 92,886 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; (iii) 10,000 shares owned of record by the four children of Mr. Christensen (2,500 shares each) and (iv) 47,916 shares which may be acquired pursuant to stock options which are currently exercisable.

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

      (8) Includes 197,156 shares owned of record by Mr. Davis and 162,240 shares owned jointly with his spouse.

      (9) Includes 29,385 shares owned jointly with her spouse and 1,435 shares which are owned through the Interwest Home Medical Employee Stock Purchase Plan.

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

      By October 30, 1997, each of the Holders had purchased the first option right (the "First Purchase Right") by paying the required $1,000. This purchase of the First Purchase Right entitles each Holder to purchase up to 8,250 shares of the Company's common stock (the "First Purchase Shares") at a price of $4.28 per share if purchased on or before April 5, 1998, when the First Purchase Right expires. To the extent the Holder purchases shares of the First Purchase Shares on or before December 29, 1997; however, (rather that waiting until the end of the First Purchase Period, April 5, 1998) the Holder is then entitled to exercise a warrant (the "First Purchase Warrant") to purchase the same number of shares (up to 8,250 shares, the "First Warrant Shares") during the ensuing three year period at prices of $4.28 per share during the first year, $4.75 in the second year, and $5.25 per First Warrant Share during the third year.

      The Plan repeats this arrangement for three additional Purchase Periods, for a total of four such purchase periods. The following Table show the basic content of the non-employee director financing Plan.

                                      Last Date to  Last Date to       Last Date
             Exercise/Price Shares    Option Fee    Obtain Warrant      without     Warrant Prices
                                                                        Warrants
--------------------------------------------------------------------------------------------------
First Option      $4.28      8,250     10/30/97      12/29/97            4/5/98     $4.28, 4.75,
                                                                                     5.25
Second Option     $4.78      8,250      1/28/98      Date Option Fee     6/9/98     $4.78, 5.25,
                                                     paid + 90 days                  5.75
Third Option      $5.50      8,250      4/26/98      Date Option Fee     9/7/98     $5.50, 6.00,
                                                     paid + 90 days                  6.50
Fourth Option     $6.00      8,250      7/25/98      Date Option Fee    12/6/98     $6.00, 6.50,
                                                     paid + 90 days                  7.00


      * Warrant prices change on the annual anniversary of the date the Option Fee is paid.

      As of September 30, 1999, Dr. Poore had purchased 8,250 shares, Dr. Nelson had purchased 500 shares, and Mr. Jensen had purchased 5,000 shares. Each director received warrants equal to the number of shares purchased. No other option fees were paid and all the remaining options and warrants had terminated as a result.

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

  B. On October 12, 1999, the Company filed a Form 8-K to report on the acquisition of assets from HealthCor Holdings, Inc.

Exhibits to Form 10-KSB
                                                                Sequentially
  Exhibit                                                         Numbered
  Number    Exhibit                                                 Page
  ------    -------                                            --------------
  2.1     Agreement and Plan of Merger -                            N/A
                                                                  -------
          Interwest Medical Equipment Distributors, Inc.
          effective February, 1995.
          (Incorporated by reference to Form 8-K filed
          February 1995)

  2.2     Agreement and Plan of Merger -                            N/A
                                                                  -------
          Mt Rehabilitation Services
          May 1995  (Incorporated by reference
          to Form 8-K dated May 1995)

   3.1    Amended and Restated Articles of Incorporation*           N/A

   3.2    Bylaws*                                                   N/A

  10.1    Form of 1995 Stock Option Plan*                           N/A
                                                                  -------

  10.2    Form of 1995 Non-Employee Directors' Stock Option Plan*   N/A
                                                                  -------

  10.3.   Form of 1995 Stock Purchase Plan*                         N/A
                                                                  -------

  10.4.   Employment Agreement - James E. Robinson*                 N/A
                                                                  -------

  10.5.   Employment Agreement - Val D. Christianson*               N/A
                                                                  -------

  10.6.   Employment Agreement - Que H. Christensen*                N/A
                                                                  -------

  10.7.   Loan Documentation*                                       71

  10.8    Non-employee Director Stock Option Purchase Agreement*    N/A

  11.1    Schedule of Weighted Average Shares                       87
                                                                 --------

  21.1    Subsidiaries of Registrant                                88
                                                                 --------

  23.1    Consent of Independent Accountant                         89
                                                                 --------


  *Attached.
  **Incorporated by reference to Form 10-KSB for year ended September 30, 1997.

                               SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interwest Home Medical, Inc.


Date: December 15, 1999                   By/s/ James E. Robinson
                                            ----------------------------
                                              James E. Robinson
                                              President/CEO

Date: December 15, 1999                   By/s/ Bret A. Hardy
                                            ----------------------------
                                               Bret A. Hardy
                                               Controller
                                               Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ James E. Robinson               CEO/Director      December 15, 1999
----------------------------
James E. Robinson

/s/ James U. Jensen                 Director          December 15, 1999
----------------------------
James U. Jensen

/s/ Dr. Jeffrey F. Poore            Director          December 15, 1999
----------------------------
Dr. Jeffrey F. Poore

/s/ Jerald L. Nelson                Director          December 15, 1999
----------------------------
Jerald L. Nelson