Form 10-Q
period 1999-12-31
INTERWEST HOME MEDICAL INC
filed 2000-02-11
CIK 789092

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                    FORM 10-Q
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
                (Name of Registrant as specified in its charter)

                 UTAH                                 87-0402042
           ------------------                       --------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Common Stock outstanding at December 31, 1999 - 4,089,029 shares of no par value Common Stock.

                                     FORM 10-Q

                         FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                       For the Quarter Ended December 31, 1999



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                        Page of
                                                                      Form 10-Q
                                                                      ---------
Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets--December 31, 1999 and
           September 30, 1999....................................           3
          Condensed Consolidated Statements of Income--for three months
           ended December 31, 1999 and 1998......................           5
          Condensed Consolidated Statements of Cash Flows--for the
           three months ended December  31, 1999 and 1998.........          6
          Notes to Condensed Consolidated Financial Statements....          8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      14



                            PART II - OTHER INFORMATION
                                                                          Page

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6(a)Exhibits                                                          15

Item 6(b)Reports on Form 8-K                                               15

                                       ITEM 1

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                      December 31, 1999 and September 30, 1999
                                    (unaudited)




  Assets                                December 31, 1999  September 30, 1999
                                        -------------------------------------

Current assets:
  Cash and cash equivalents               $     356,000    $      357,000
  Accounts receivable - net                  13,479,000        12,225,000
  Current portion of long-term receivable       129,000            54,000
   Inventory                                  2,926,000         3,007,000
  Current deferred tax asset                    700,000           700,000
  Other current assets                          134,000            77,000
                                          -------------     -------------

             Total current assets            17,724,000        16,420,000


Notes receivable                                124,000           133,000
Investment in undeveloped real estate            76,000            76,000
Property and equipment - net                 10,866,000        11,097,000
Intangible assets - net                       4,383,000         4,422,000
Other assets                                    133,000           192,000
                                          -------------    --------------





                                            $33,306,000       $32,340,000
                                          ==============    ==============

Liabilities and Stockholders' Equity       December 31, 1999 September 30, 1999
------------------------------------       ----------------- ------------------

Current liabilities:
  Checks written in excess of cash in bank  $   980,000       $  1,735,000
  Current  portion of long-term debt          1,051,000          1,791,000
  Accounts payable                            2,378,000          2,293,000
  Accrued expenses                            1,049,000            743,000
  Income taxes payable                          379,000            354,000
                                        ---------------     ---------------

      Total current liabilities               5,837,000          6,916,000
                                         --------------     ---------------

Deferred income taxes                           958,000            958,000

Long-term debt                               14,578,000         13,273,000
                                          -------------     ---------------

      Total liabilities                      21,373,000         21,147,000

Stockholders' equity:

   Common stock, no par value, 50,000,000
      shares authorized, 4,089,029  shares
       issued and outstanding                 3,299,000         3,299,000
  Retained earnings                           8,634,000         7,894,000
                                          -------------     ---------------

      Total stockholders' equity             11,933,000        11,193,000
                                          -------------     ---------------


                                            $33,306,000      $ 32,340,000
                                          =============     ===============




See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                   Three Months Ended December 31, 1999 and 1998
                                    (unaudited)




                                                     1999         1998
                                                ------------- -------------

Revenue:
 Net rental income                                $6,046,000   $4,253,000
 Net sales                                         4,606,000    3,417,000
                                                ------------- -------------

       Total revenue                              10,652,000   7,670,000

Cost of sales and rental                           3,554,000   2,759,000
                                                ------------- -------------

       Gross profit                                7,098,000   4,911,000
                                                ------------- -------------

Selling, general and administrative expenses       5,678,000   4,166,000
                                                ------------- -------------
       Income from operations                      1,420,000     745,000

Other income (expense):
        Interest expense                            (338,000)   (303,000)
        Interest income                               41,000     105,000
       Other                                         (35,000)     30,000
                                                 ------------ ----------

       Income before taxes                         1,088,000     577,000

Income taxes                                         348,000     171,000
                                                ------------- -------------

       Net income                                   $740,000    $406,000
                                                ============= =============


  Net income per share:
       Basic                                           $0.18       $0.10
                                                ============= =============

       Fully Diluted                                   $0.18       $0.10
                                                ============= =============




 See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                   Three Months Ended December 31, 1999 and 1998
                                    (unaudited)



Cash flows from operating activities:             1999              1998
                                            -------------     -------------

  Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                $740,000          $406,000
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           814,000           582,000
        Gain from sale of office building           -             (67,000)
        (Increase) decrease in:
         Accounts receivable                 (1,254,000)         (419,000)
         Inventories                             81,000           106,000
         Notes receivable                       (75,000)
         Other current assets                   (57,000)          (18,000)
         Other assets                            59,000          (198,000)
                  Increase (decrease) in:
         Accounts payable                        85,000           (95,000)
         Accrued expenses                       306,000            78,000
         Income tax payable                      25,000          (303,000)
                                            -------------     -------------


              Net cash provided by
               operating activities             724,000            72,000
                                            -------------     -------------

Cash flows from investment activities:

  Collection of notes receivable                  9,000           247,000
  Purchase of property and equipment           (544,000)         (581,000)
  Proceeds from sale of building                 -                110,000
                                            -------------     -------------

              Net cash (used in)
              investing activities             (535,000)         (224,000)
                                            -------------     -------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Three Months Ended December 31, 1999 and 1998
                                    (unaudited)

                                                  1999              1998
                                            -------------     -------------
  Cash flows from financing activities:

  Checks written in excess of cash in bank     (755,000)           17,000
  Proceeds from notes payable                       -           2,637,000
  Payments on notes payable                         -          (2,417,000)
  Principal payments on long-term debt       (2,399,000)         (796,000)
  Proceeds from long-term debt                2,964,000           778,000
                                            -------------     -------------

              Net cash provided from
              (used in) financing activities    (190,000)         219,000

              Net (decrease) increase
              in cash                            (1,000)           67,000

   Cash, beginning of period                    357,000           253,000
                                            -------------     -------------

   Cash, end of period                    $     356,000      $    320,000
                                            =============     =============






Supplemental schedule of non-cash investing and financing activities

   During the three months ended December 31, 1998, the Company sold its investment in the office building and undeveloped real estate. Of the total proceeds, $540,000 was received as a note receivable.



Supplemental disclosure of cash flow information

                                                   1999              1998
                                              -------------     -------------
   Cash paid for:
         Interest                                $324,000          $316,000
                                              =============     =============

         Income taxes                            $295,000          $470,000
                                              =============     =============








See accompanying notes to consolidated financial statements.

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)   Presentation

      The condensed consolidated unaudited financial statements include the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

(2)   Acquisition and proforma information

      During the three months ended December 31, 1999, the Company did not complete any acquisitions.

(3)   Lines of Credit

      The Company has a line of credit of $18 million available as of July 30, 1999. At December 31, 1999 $13.9 million was outstanding which is included in long-term debt.

(4)   Legal

From time to time the Company is subject to routine litigation and regulatory proceedings. The Company cooperates with regulatory authorities in order to resolve issues and refers routine litigation to insurance companies and defense counsel as appropriate.

(5)         Weighted Average

             Income per share is based on the weighted average number of shares outstanding during the period. Weighted average shares are as follows:


                                              Three months ended December 31,
                                              -------------------------------
                                                      1999        1998
                                                   ---------    ---------
      Weighted average number of
      common shares outstanding:
            Basic                                  4,089,000    4,089,000
                                                   =========    =========

            Fully Diluted                          4,114,000    4,114,000
                                                   =========    =========

                                       ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's level of operations and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

  The Company's  revenue and income are derived from home medical  equipment and
services.   The  Company's   products  and  services  include  home  oxygen  and
respiratory care services and home medical equipment and supplies.

  The Company's objective is to increase its market share through internal growth and acquisitions. The Company focuses primarily on growth within its existing geographic markets, which it believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of selective home medical equipment services to managed care and other third-party payors.

  As a result of the uncertainty of the outcome of legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition and concentrate primarily upon internal growth.

Net Revenues


  Net revenues for the quarters ended December 31, 1999 and 1998 increased 39% to $10,652,000 from $7,670,000. The net increase of $2,982,000 consists of: (1)
revenues generated from existing stores in continuing product lines of approximately $1.1 million and (2) revenues contributed by acquired operations of approximately $1.8 million.

  Net revenues from sales for the quarters ended December 31, 1999 and 1998 increased 35% to $4,606,000 from $3,417,000 in 1998. The net increase of $1,189,000 consists of: (1) net sales contributed by acquired operations of approximately $525,000 and (2) net sales from existing stores in continuing product lines of approximately $664,000.

  Net revenues from rentals for the quarters ended December 31, 1999 and 1998 increased 42% to $6,046,000 from $4,253,000. The net increase of $1,793,000 consists of: (1) net rentals contributed by acquired operations of approximately $1.35 million and (2) net rentals generated from existing stores in continuing product lines of approximately $443,000. Rental revenue as a percentage of total revenue for the quarters ended December 31, 1999 and 1998 increased to 57% compared to 56%. Sales revenue had a corresponding reduction to 43% from 44% for the same period. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

  Home oxygen and respiratory care services and home medical equipment services (both sales and rentals) represent 67% and 33%, respectively, for the quarter ended December 31, 1999 compared to 60% and 40%, respectively for the quarter ended December 31, 1998. Increases in home oxygen and respiratory care services are due primarily to increased strategic focus in both marketing and acquisitions.

Gross Margins

  Gross margins were 67% and 64% in the quarters ended December 31, 1999 and 1998, respectively. Gross margin from net rental revenue in the quarters ended December 31, 1999 and 1998 was 85% compared to 84%. Gross margin from net sales revenue in the quarters ended December 31, 1999 and 1998 was 43% compared to 46%. The increase in overall gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased to 53% for the quarter ended December 31, 1999 compared to 54% for the quarter ended December 31, 1998. On a dollar basis, selling, general and administrative expenses increased 37% while revenues for the same periods increased 39%. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily the result of cost savings related to the integration of recent acquisitions.

Interest Expense

  Interest expense increased to $338,000 from $303,000 in the quarters ended December 31, 1999 and 1998, an increase of 12%. Interest expense as a percentage of revenue remained unchanged at 4.0% in the quarters ended December 31, 1999 and 1998. The Company's interest expense consists of interest on borrowings under its bank credit agreement and seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $4.1 million of new borrowings to fund acquisition activities in fiscal 1999.

Acquisitions

  There were no acquisitions in the quarter ended December 31, 1999.

Liquidity and Capital Resources

  At December 31, 1999, the Company's working capital was $11,887,000 compared to $9,504,000 at September 30, 1999, an increase of $2,383,000 or 25%. The increase is primarily due to increased revenues and profitability which increased accounts receivable and current obligations which were satisfied through the increase in long-term borrowings.

  The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. For the quarter ended December 31, 1999, net cash provided by operating activities was $724,000 as compared to $72,000 for the quarter ended December 31, 1998, an increase of $652,000. Significantly contributing to cash provided from operations in the quarter ended December 31, 1999 were increased net income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. The Company includes accounts receivable as security for its lines of credit.

  Net cash used in investing activities amounted to ($535,000) and ($224,000) for the quarters ended December 31, 1999 and 1998, respectively. Activity in the quarter ended December 31, 1999 included the Company's investment in additional capital equipment of $544,000.

  Net cash (used in) provided by financing activities amounted to ($190,000) and $219,000 for the quarters ended December 31, 1999 and 1998, respectively. Activity in the quarter ended December 31, 1999 included the Company's proceeds of $2,964,000 from long-term obligations, and payments of $2,399,000 related to long-term obligations.

  As of December 31, 1999, the Company has available an operating line of credit with its principal bank which aggregates to $18 million. The amount borrowed on the line as of December 31, 1999 was $13.9 million. The Company's ability to borrow on the line of credit is limited by either (a) the aggregate amount of the line of credit, or (b) the Company's borrowing base as detailed in the loan agreement. The line of credit is due on July 31, 2005 and requires quarterly principal payments of $600,000 beginning September 30, 2000. Interest is payable monthly at the bank's prime lending rate minus .25%. Based upon the borrowing base, the amount available at December 31, 1999 was $3.8 million.

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

Financial Condition

  Net accounts receivable increased 11% to $13,479,000 at December 31, 1999 from $12,225,000 at September 30, 1999. The increase was due to revenue acquired in the fourth quarter of fiscal 1999 and internal revenue growth from existing stores during the year. The Company's average days sales in receivables was down to 109 days at December 31, 1999 from 122 days at September 30, 1999. The allowance for doubtful accounts was $2,065,000 at December 31, 1999 compared to $1,760,000 at September 30, 1999. The increase in the allowance for doubtful accounts is due to increased revenue growth and slower collections from certain managed care organizations. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary.

  Inventories were $2,926,000 at December 31, 1999 compared to $3,007,000 at September 30, 1999, a decrease of 3%. Inventories decreased $81,000 during the quarter primarily as a result of the Company's focus on reducing emphasis on lower margin products. Year-to-year percentage increases in inventory levels have declined as a result of a shift in product mix toward rental revenue which requires lower inventory levels.

  At December 31, 1999, the Company held property and equipment, net of depreciation, used in its business amounting to $10,866,000 compared to $11,097,000 at September 30, 1999. The decrease in property and equipment for the three month period is attributable to depreciation expense in excess of new capital expenditures.

  At December 31, 1999, intangible assets primarily resulting from acquisitions was approximately $4.383 million compared to $4.422 million at September 30, 1999. The decrease in net intangible assets for the three month period is attributable to amortization expense which is based upon the lives of the intangible assets which range from 5 - 40 years.

  Current assets grew to $17,724,000 at December 31, 1999 from $16,420,000 at September 30, 1999. The increase in current assets is due primarily to revenue acquired in the fourth quarter of fiscal 1999 and internal revenue growth from existing stores during the year. Current liabilities decreased to $5,837,000 at December 31, 1999 compared to $6,916,000 at September 30, 1999. The decrease is due primarily to the reduction of current obligations which were satisfied through the increase in long-term borrowings.


Inflation

  Inflation continues to apply modest upward pressure on the cost of goods and services provided by Interwest Home Medical. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.


Year 2000

  The Company has not experienced any system failures relating to Y2K and does not anticipate future problems from internal systems or the systems of its major suppliers. The Company has experience some payment delays from payors but has received some payments from all major suppliers since January 1, 2000 and does not anticipate any significant long term delays.


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

  This Form 10-Q contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-Q, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-Q. These forward-looking statements represent the Company's judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

  High Leverage. As of December 31, 1999, the Company had total stockholder's equity of approximately $11.9 million and total indebtedness of approximately $21 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be limited. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" in the Company's fiscal 1999 Form 10-KSB.

  Changing Regulatory Environment. The Company's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company is in the process of developing and implementing a Compliance Program that will satisfy the elements of the draft OIG Model Compliance Plan released in July 1999. See "Government Regulation" in the Company's fiscal 1999 Form 10-KSB.

  Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of the Company's net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 and 1999 had an adverse impact on the Company's net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. However, the Balanced Budget Recovery Act ("BBRA") enacted in November 1999 lifts the freeze imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002. See "Reimbursement for Services" and "Government Regulation" in the Company's fiscal 1999 Form 10-KSB.

  Slow Reimbursements. At December 31, 1999, approximately 37% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 1999 Form 10-KSB.

  Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. See "Sales and Marketing" and "Government Regulation" in the Company's fiscal 1999 Form 10-KSB.

  Risks Related to Goodwill. At December 31, 1999, net goodwill resulting from acquisitions was approximately $4.4 million, approximately 14% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at December 31, 1999 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

  Risks Associated with Acquisitions. While the Company completed six acquisitions during fiscal 1998 and 1999, as a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company has slowed its growth through acquisitions. See "Strategy." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

  When evaluating acquisitions, the Company focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. See "Strategy" in the Company's fiscal 1999 Form 10-KSB. In attempting to make acquisitions, the Company competes with other providers, some of which have greater financial resources than the Company. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. There can be no assurance that the Company in the future will be able to negotiate, finance or integrate acquisitions without experiencing adverse consequences that could have a material adverse effect on the Company's financial condition or results of operations. Acquisitions involve numerous short and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect the Company's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond the control of the Company, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

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


                                       ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  The Company currently utilizes no material derivative financial instruments that expose the Company to significant market risk. However, the Company is subject to interest rate changes on its variable rate line of credit under the Company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the amount outstanding on the line of credit at December 31, 1999 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease the Company's annual cash flow and earnings by approximately $48,000. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by approximately$48,000.

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


Dated: February 10, 2000         INTERWEST HOME MEDICAL, INC.



                                 By /s/ James E. Robinson
                                 --------------------------
                                        James E. Robinson
                                        President
                                        Principal Executive Officer



                                 By /s/ Bret A. Hardy
                                 --------------------------
                                        Bret A. Hardy
                                        Principal Financial Officer