Form 10-Q
period 2000-03-31
INTERWEST HOME MEDICAL INC
filed 2000-05-15
CIK 789092

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                    FORM 10-Q
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
                (Name of Registrant as specified in its charter)

                    Utah                                87-0402042
               --------------                          ------------
         (State or other jurisdiction of             (I.R.S. employer
          incorporation or organization)              identification No.)


                 235 East 6100 South, Salt Lake City, UT 84107
                  --------------------------------------------
                    (Address of principal executive offices)


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

Common Stock outstanding at March 31, 2000 - 4,075,685 shares of no par value Common Stock.

===============================================================================

                                    FORM 10-Q

                       FINANCIAL STATEMENTS AND SCHEDULES
                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                      For the Quarter Ended March 31, 2000



     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                        Page of
                                                                      Form 10-Q
                                                                      ----------
Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheets--March 31, 2000 and
               September 30, 1999                                          3
             Condensed Consolidated Statements of Income--for three
               months and six months ended March 31, 2000 and 1999         5
             Condensed Consolidated Statements of Cash Flows--for the
              six months ended March  31, 2000 and 1999                    6
             Notes to Condensed Consolidated Financial Statements          8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15



                            PART II - OTHER INFORMATION
                                                                        Page

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 3.  Defaults Upon Senior Securities                                 15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6(a)Exhibits                                                        15

Item 6(b)Reports on Form 8-K                                             15

                                       ITEM 1

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                       March 31, 2000 and September 30, 1999
                                    (unaudited)




  Assets                                  March 31, 2000   September 30, 1999
                                        --------------------------------------
Current assets:
  Cash and cash equivalents               $     511,000    $      357,000
  Notes receivable                               75,000             -
  Accounts receivable - net                  14,131,000        12,225,000
  Current portion of long-term receivable        54,000            54,000
   Inventory                                  2,777,000         3,007,000
  Current deferred tax asset                    700,000           700,000
  Other current assets                           80,000            77,000
                                        --------------------------------------

             Total current assets            18,328,000        16,420,000


Notes receivable                                103,000           133,000
Investment in undeveloped real estate            76,000            76,000
Property and equipment - net                 10,979,000        11,097,000
Intangible assets - net                       4,364,000         4,422,000
Other assets                                    198,000           192,000
                                        --------------------------------------




                                            $34,048,000       $32,340,000
                                       ======================================

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                       March 31, 2000 and September 30, 1999
                                    (unaudited)





Liabilities and Stockholders' Equity        March 31, 2000  September 30, 1999
                                         --------------------------------------

Current liabilities:
  Checks written in excess of cash in bank  $   830,000     $   1,735,000
  Current  portion of long-term debt          1,586,000         1,791,000
  Accounts payable                            2,376,000         2,293,000
  Accrued expenses                              726,000           743,000
  Income taxes payable                          398,000           354,000
                                         --------------------------------------

      Total current liabilities               5,916,000         6,916,000
                                        --------------------------------------

Deferred income taxes                           958,000           958,000

Long-term debt                               14,481,000        13,273,000
                                        --------------------------------------

      Total liabilities                      21,355,000        21,147,000

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,075,685  shares issued
      and outstanding                         3,299,000         3,299,000
  Retained earnings                           9,394,000         7,894,000
                                        --------------------------------------

      Total stockholders' equity             12,693,000        11,193,000
                                        --------------------------------------



                                            $34,048,000      $ 32,340,000
                                        ======================================











See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                   For the Periods Ended March 31, 2000 and 1999



                                   Six months ended        Three months ended
                                        March 31                March 31
                                   2000        1999        2000        1999
                              ------------ ----------- ----------- -----------

Revenue:
  Net rental                   $11,923,000  $8,626,000  $5,876,000  $4,374,000
  Net sales income               9,446,000   5,859,000   4,840,000   3,441,000
                              ------------ ----------- ----------- -----------

       Total revenue            21,369,000  15,485,000  10,716,000   7,815,000

Cost of sales and rental         7,016,000   5,478,000   3,462,000   2,719,000
                              ------------ ----------- ----------- -----------

       Gross profit             14,353,000  10,007,000   7,254,000   5,096,000
                               -----------  ---------- ----------- -----------

Selling, general, &
  administrative expenses       11,472,000   8,437,000   5,793,000   4,270,000
                               -----------  ---------- ----------- -----------

       Income from operations    2,881,000   1,570,000   1,461,000     826,000

Other income (expense)
  Interest expense               (689,000)   (575,000)   (351,000)   (273,000)
  Interest income                  80,000     175,000      40,000      70,000
  Other                           (66,000)     (6,000)    (32,000)    (36,000)
                               -----------  ---------- ----------- -----------

       Income before taxes       2,206,000  1,164,000   1,118,000     587,000

Income taxes                       706,000    346,000     358,000     175,000
                               -----------  ---------- ----------- -----------

       Net income             $  1,500,000 $  818,000  $  760,000  $ 412,000
                               ===========  ========== =========== ===========

       Net income per share:
            Basic             $       0.37 $     0.20  $     0.19  $    0.10
                               ===========  ========== =========== ===========

            Fully diluted     $       0.36 $     0.20  $     0.18  $    0.10
                               ===========  ========== =========== ===========

       Average number of shares outstanding:

            Basic                4,076,000   4,089,000  4,076,000   4,089,000
                               ===========  ========== =========== ===========

            Fully diluted        4,120,000   4,101,000  4,164,000   4,101,000
                               ===========  ========== =========== ===========

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                  For the Six Months Ended March 31, 2000 and 1999



Cash flows from operating activities:             2000              1999
                                                  ----              ----

  Reconciliation of net income to net cash
     provided by operating activities:
     Net income                              $1,500,000          $818,000
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization         1,629,000         1,093,000
        Gain from sale of office building         -               (67,000)
        (Increase) decrease in:
         Accounts receivable                 (1,906,000)         (826,000)
         Inventories                            230,000           305,000
         Other current assets                   (80,000)          (12,000)
         Other assets                            (6,000)         (187,000)
                  Increase (decrease) in:
         Accounts payable                        84,000          (109,000)
         Accrued expenses                       (17,000)          175,000
         Income tax payable                      44,000          (236,000)
                                           --------------      ------------


              Net cash provided by
              operating activities           1,478,000            954,000
                                           --------------      ------------

Cash flows from investment activities:

    Collection of notes receivable               30,000           550,000
    Purchase of property and equipment       (1,453,000)       (1,298,000)
    Proceeds from sale of building                -               110,000
                                          --------------       ------------

              Net cash (used in)
              investing activities           (1,423,000)         (638,000)
                                          --------------       ------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                  For the Six Months Ended March 31, 2000 and 1999

                                                  2000              1999
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank     (905,000)           20,000
  Proceeds from notes payable                     -             4,221,000
  Payments on notes payable                       -            (3,631,000)
  Principal payments on long-term debt       (5,126,000)       (1,557,000)
  Proceeds from long-term debt                6,130,000           791,000
                                            -------------     -------------


         Net cash provided by
         (used in) financing activities          99,000          (156,000)
                                            -------------     -------------

         Net increase
         in cash                                154,000           160,000

   Cash, beginning of period                    357,000           253,000
                                            -------------     -------------

   Cash, end of period                    $     511,000      $    413,000
                                            =============     =============


Supplemental schedule of non-cash investing and financing activities

   During the six months ended March 31, 1999, the Company sold its investment in the office building and undeveloped real estate. Of the total proceeds, $448,000 was received as a note receivable.

Supplemental disclosure of cash flow information
                                                 2000              1999
                                                 ----              ----
  Cash paid for:
   Interest                                    $689,000         $575,000
                                            =============     =============

   Income taxes                                $354,000         $470,000
                                            =============     =============








See accompanying notes to consolidated financial statements.

INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)


(1)  Presentation

     The condensed consolidated unaudited financial statements include the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the six months and three months ended March 31, 2000 and 1999 and cash flows for the six months ended March 31, 2000 and 1999. The results of operations for the six months and three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.


(2)  Lines of Credit

     The Company has a line of credit of $18 million available as of July 30, 1999. At March 31, 2000 $14.4 million was outstanding which is included in long-term debt.

(3)  Legal

     From time to time the Company is subject to routine litigation and regulatory proceedings. The Company cooperates with regulatory authorities in order to resolve issues and refers routine litigation to insurance companies and defense counsel as appropriate.

(4)  Weighted Average

     Income per share is based on the weighted average number of shares outstanding during the period. Weighted average shares are as follows:

                                     Six months ended        Three Months ended
                                         March 31                 March 31
                                   ---------------------------------------------
                                       2000      1999         2000       1999
                                   ---------------------------------------------
      Weighted average number of
      common shares outstanding:

            Basic                   4,076,000  4,089,000    4,076,000  4,089,000
                                   =============================================

            Fully Diluted           4,120,000  4,101,000    4,163,000  4,101,000
                                   =============================================

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

  The Company's objective is to increase its market share through internal growth and acquisitions. The Company focuses primarily on growth within its existing geographic markets, which it believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of selective home medical equipment services to managed care and other third-party payers.

  As a result of the uncertainty of the outcome of legislative and regulatory changes in the system of Medicare reimbursement, the Company may in the foreseeable future slow its growth through acquisition and concentrate primarily upon internal growth.

Net Revenues

  Net revenues for the three months ended March 31, 2000 and 1999 increased 37% to $10,716,000 from $7,815,000. The net increase of $2,901,000 consists of: (1)
revenues generated from existing stores in continuing product lines of approximately $1.1 million and (2) revenues contributed by acquired operations of approximately $1.8 million. Net revenues for the six months ended March 31, 2000 and 1999 increased 38% to $21,369,000 from $15,485,000. The net increase of $5,884,000 consists of: (1) revenues generated from existing stores in continuing product lines of approximately $2.3 million and (2) revenues contributed by acquired operations of approximately $3.6 million.


  Net rental revenue for the three months ended March 31, 2000 and 1999 increased 34% to $5,876,000 from $4,374,000. The net increase of $1,502,000 consists of: (1) net rentals contributed by acquired operations of approximately $1.2 million and (2) net rentals generated from existing stores in continuing product lines of approximately $302,000. Net rental revenue for the six months ended March 31, 2000 and 1999 increased 38% to $11,923,000 from $8,626,000. The net increase of $3,297,000 consists of: (1) net rentals contributed by acquired operations of approximately $2.4 million and (2) net rentals generated from existing stores in continuing product lines of approximately $897,000. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.



  Net sales revenue for the three months ended March 31, 2000 and 1999 increased 41% to $4,840,000 from $3,441,000. The net increase of $1,399,000 consists of:
(1) net sales contributed by acquired  operations of approximately  $525,000 and
(2) net sales from existing stores in continuing product lines of approximately $874,000. Net sales revenue for the six months ended March 31, 2000 and 1999 increased  61% to  $9,446,000  from  $5,859,000.  The net increase of $3,587,000 consists of: (1) net sales contributed by acquired operations of approximately $1,050,000 and (2) net sales from existing stores in continuing product lines of approximately $2,537,000.

  For the three and six months ended March 31, 2000 the companies revenues (both sales and rentals) consisted of 69% home oxygen and respiratory care services and 31% home medical equipment compared to 60% and 40%, respectively for the same periods ended March 31, 1999. Increases in home oxygen and respiratory care services are due primarily to increased strategic focus in both marketing and acquisitions.

Gross Margins

  Gross margins were 68% and 65% in the quarters ended March 31, 2000 and 1999, respectively. For the six months ended March 31, 2000 and 1999 gross margins were 67% and 65% . Gross margin from net rental revenue in the three months ended March 31, 2000 and 1999 was 84% compared to 85%, while gross margin from rental revenue for the six months ended March 3, 2000 and 1999 was 85% for both periods. Gross margin from net sales revenue in the three months ended March 31, 2000 and 1999 was 48% compared to 41%. For the six months ended March 31, 2000 and 1999 gross margins from sales revenue was 43% compared to 30%, respectively. While rental margins have remained stable increased sales margins resulted from the elimination of lower margin products.


Selling, General and Administrative Expenses

  Selling, general and administrative (SG&A) expenses decreased to 54% of revenue for the three months ended March 31, 2000 compared to 55% of revenue for the quarter ended March 31, 1999. SG&A expenses for the six months ended March 31, 2000 and 1999 decreased from 55% to 54%of revenue. On a dollar basis, SG&A expenses for the three and six months ended March 31, 2000 and 1999 increased to 36% of revenue while revenue for the same periods increased 38%. The decrease in SG&A expenses as a percentage of revenues was primarily the result of cost savings related to the integration of acquisitions in the prior year.

Interest Expense

  Interest expense increased to $351,000 from $273,000 in the three months ended March 31, 2000 and 1999, and to $689,000 from $575,000 for the six months ended March 31, 2000 and 1999. Interest expense as a percentage of revenue remained unchanged at 4.0% in the three and six months ended March 31, 2000 and 1999. Interest expense consists of interest on borrowing under its bank credit agreement and seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $4.1 million of new borrowing to fund acquisition activities in fiscal 1999 and a rate increase of 1.25% since March 1999.

Acquisitions

  There were no acquisitions in the three or six months ended March 31, 2000 and 1999.

Liquidity and Capital Resources

  At March 31, 2000, the Company's working capital was $12,412,000 compared to $9,504,000 at September 30, 1999, an increase of $2,908,000 or 31%. The increase is primarily due to increased revenues and profits with increased accounts receivable and current obligations which were satisfied through the increase in long-term borrowing.

  The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. For the six months ended March 31, 2000, net cash provided by operating activities was $1,478,000 as compared to $954,000 for the six months ended March 31, 1999, an increase of $524,000. Significantly contributing to cash provided from operations in the six months ended March 31, 2000 were increased net income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payers that provide reimbursement for the services provided by the Company. The Company includes accounts receivable as security for its lines of credit.

  Net cash used in investing activities amounted to ($1,423,000) and ($638,000) for the six months ended March 31, 2000 and 1999, respectively. Activity in the six months ended March 31, 2000 included the Company's investment in additional capital equipment of $1,453,000.

  Net cash provided by (used in) financing activities amounted to $99,000 and ($156,000) for the six months ended March 31, 2000 and 1999, respectively. Activity in the six months ended March 31, 2000 included the Company's proceeds of $6,130,000 from long-term obligations, and payments of $5,126,000 related to long-term obligations.

  As of March 31, 2000 the Company has available an operating line of credit with its principal bank which aggregates to $18 million. The amount borrowed on the line as of March 31, 2000 was $14.4 million. The Company's ability to borrow on the line of credit is limited by either (a) the aggregate amount of the line of credit, or (b) the Company's borrowing base as detailed in the loan agreement. The line of credit is due on July 31, 2005 and requires quarterly principal payments of $600,000 beginning September 30, 2000. Interest is payable monthly at the bank's prime lending rate minus .25%. Based upon the borrowing base, the amount available at March 31, 2000 was $3.4 million.

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

Financial Condition

  Net accounts receivable increased 16% to $14,131,000 at March 31, 2000 from $12,225,000 at September 30, 1999. The increase was due to revenue generated from an acquisition in the fourth quarter of fiscal 1999 and internal revenue growth from existing stores during the year. The Company's average days sales in receivables was down to 117 days at March 31, 2000 from 122 days at September 30, 1999. The allowance for doubtful accounts was $1.9 million at March 31, 2000 compared to $1.8 million at September 30, 1999. The increase in the allowance for doubtful accounts is due to increased revenue growth and slower collections from certain managed care organizations. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary.

  Inventories were $2,777,000 at March 31, 2000 compared to $3,007,000 at September 30, 1999, a decrease of 8%. Inventories decreased $230,000 during the quarter primarily as a result of the Company's focus on reducing emphasis on lower margin products. Year-to-year percentage increases in inventory levels have declined as a result of a shift in product mix toward rental revenue which requires lower inventory levels.

  At  March  31,  2000,  the  Company  held  property  and  equipment,   net  of
depreciation, used in its business amounting to $10,979,000 compared to $11,097,000 at September 30, 1999. The decrease in property and equipment for the three month period is attributable to depreciation expense in excess of new capital expenditures.

  At March 31, 2000, intangible assets primarily resulting from acquisitions was approximately $4.364 million compared to $4.422 million at September 30, 1999. The decrease in net intangible assets for the three month period is attributable to amortization expense which is based upon the lives of the intangible assets which range from 5 - 40 years.

  Current assets grew to $18,328,000 at March 31, 2000 from $16,420,000 at September 30, 1999. The increase in current assets is due primarily to revenue acquired in the fourth quarter of fiscal 1999 and internal revenue growth from existing stores during the year. Current liabilities decreased to $5,516,000 at March 31, 2000 compared to $6,916,000 at September 30, 1999. The decrease is due primarily to the reduction of current obligations which were satisfied through the increase in long-term borrowing.


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

  High Leverage. As of March 31, 2000, the Company had total stockholder's equity of approximately $12.7 million and total indebtedness of approximately $21 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be limited. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" in the Company's fiscal 1999 Form 10- KSB.

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

  Slow Reimbursements. At March 31, 2000, approximately 37% of the Company's net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to the Company for its services. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 1999 Form 10-KSB.

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

  Risks Related to Goodwill. At March 31, 2000, net goodwill resulting from acquisitions was approximately $4.4 million, approximately 13% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at March 31, 1999 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

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

Recent Accounting Pronouncements

  In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No.133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15th 2000. The company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the company.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  The Company currently utilizes no material derivative financial instruments that expose the Company to significant market risk. However, the Company is subject to interest rate changes on its variable rate line of credit under the Company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the amount outstanding on the line of credit at March 31, 2000 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease the Company's annual cash flow and earnings by approximately $48,000. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by approximately $48,000.


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


Dated:  May 11, 2000                   INTERWEST HOME MEDICAL, INC.



                                       By /s/ James E. Robinson
                                      ------------------------------------
                                            James E. Robinson
                                            President
                                            Principal Executive Officer



                                       By /s/ Bret A. Hardy
                                            Bret A. Hardy
                                            Principal Financial Officer