Form 10-Q
period 2000-06-30
INTERWEST HOME MEDICAL INC
filed 2000-08-10
CIK 789092

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                    FORM 10-Q
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
                (Name of Registrant as specified in its charter)


                    Utah                               87-0402042
               ---------------                       --------------
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

Common Stock outstanding at June 30, 2000 - 4,104,990 shares of no par value Common Stock.


===============================================================================

                                     FORM 10-Q

                         FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                         For the Quarter Ended June 30, 2000



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                       Page of
                                                                      Form 10-Q

Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets--June 20, 2000 and
           September 30, 1999......................................       3
          Condensed Consolidated Statements of Income--for three
           months and nine months ended June 30, 2000 and 1999.....       5
          Condensed Consolidated Statements of Cash Flows--for the
           nine months ended June 30, 2000 and 1999................       6
          Notes to Condensed Consolidated Financial Statements.....       8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..    16



                            PART II - OTHER INFORMATION
                                                                        Page

Item 1.  Legal Proceedings                                               16
Item 2.  Changes in Securities                                           16
Item 3.  Defaults Upon Senior Securities                                 16
Item 4.  Submission of Matters to a Vote of Security Holders             16
Item 5.  Other Information                                               16
Item 6(a)Exhibits                                                        16
Item 6(b)Reports on Form 8-K                                             16

                                       ITEM 1

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                        June 30, 2000 and September 30, 1999
                                    (unaudited)




  Assets                                  June 30, 2000     September 30, 1999
-------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents               $     542,000    $      357,000
  Notes receivable                               75,000             -
  Accounts receivable - net                  15,127,000        12,225,000
  Current portion of long-term receivable        49,000            54,000
   Inventory                                  2,467,000         3,007,000
  Current deferred tax asset                    700,000           700,000
  Other current assets                           98,000            77,000
                                       ----------------  ----------------

             Total current assets            19,058,000        16,420,000


Notes receivable                                 89,000           133,000
Investment in undeveloped real estate            76,000            76,000
Property and equipment - net                 11,465,000        11,097,000
Intangible assets - net                       4,903,000         4,422,000
Other assets                                    200,000           192,000
                                        ---------------   ---------------




                                           $ 35,791,000      $ 32,340,000
                                           ============      ============

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                        June 30, 2000 and September 30, 1999
                                    (unaudited)





Liabilities and Stockholders' Equity        June 30, 2000   September 30, 1999
-----------------------------------------------------------------------------
Current liabilities:
  Checks written in excess of cash in bank  $   814,000     $   1,735,000
  Current portion of long-term debt           1,986,000         1,791,000
  Accounts payable                            2,230,000         2,293,000
  Accrued expenses                              720,000           743,000
  Income taxes payable                          750,000           354,000
                                        ---------------   ---------------

      Total current liabilities               6,500,000         6,916,000
                                         --------------    --------------

Deferred income taxes                           958,000           958,000

Long-term debt                               14,745,000        13,273,000
                                          -------------    --------------

      Total liabilities                      22,203,000        21,147,000

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,104,990 shares and 4,089,029
      issued and outstanding, respectively    3,418,000         3,299,000
   Treasury stock                               (21,000)
  Retained earnings                          10,191,000         7,894,000
                                             ----------         ---------

      Total stockholders' equity             13,588,000        11,193,000
                                             ----------        ----------



                                           $ 35,791,000      $ 32,340,000
                                           ============      ============









See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                    For the Periods Ended June 30, 2000 and 1999
                                    (unaudited)

                               Nine months ended June 30,   Three months ended June 30,
                                   2000        1999              2000        1999
                             ---------------------------------------------------------
Revenue:
  Net rental                   $18,134,000  $12,893,000       $6,211,000  $4,267,000
  Net sales income              14,214,000   10,511,000        4,769,000   3,652,000
                             ---------------------------------------------------------

       Total revenue            32,348,000   23,404,000       10,980,000   7,919,000

Cost of sales and rental        10,409,000    8,218,000        3,393,000   2,740,000
                             ---------------------------------------------------------

       Gross profit             21,939,000   15,186,000        7,587,000   5,179,000
                             ---------------------------------------------------------

Selling, general, &
 administrative expenses        17,518,000   12,782,000        6,047,000   4,345,000
                             ---------------------------------------------------------

       Income from operations    4,421,000    2,404,000        1,540,000     834,000

Other income (expense)
  Interest expense              (1,053,000)    (843,000)        (363,000)   (268,000)
  Interest income                  123,000      203,000           43,000      28,000
  Other                           (111,000)     (45,000)         (46,000)    (39,000)
                             ---------------------------------------------------------

       Income before taxes       3,380,000    1,719,000        1,174,000     555,000

Income taxes                     1,082,000      507,000          375,000     161,000
                             ---------------------------------------------------------

       Net income             $  2,298,000  $ 1,212,000   $      799,000  $  394,000
                             =========================================================

       Net income per share:
            Basic                 $   0.56     $   0.30         $   0.19  $   0.10
                                  ========     ========         ========  =========

            Fully diluted         $   0.56     $   0.29         $   0.19  $   0.10
                                  ========     ========         ========  =========

       Average number of shares
        outstanding:
            Basic                4,078,000    4,089,000        4,081,000  4,089,000
                                 =========    =========        =========  =========

            Fully diluted        4,136,000    4,114,000        4,253,000  4,114,000
                                 =========    =========        =========  =========


See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                  For the Nine Months Ended June 30, 2000 and 1999
                                    (unaudited)



Cash flows from operating activities:             2000              1999
                                                  ----              ----

  Reconciliation of net income to net cash
   provided by operating activities:
     Net income                              $2,298,000        $1,212,000
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization         2,533,000         1,722,000
        Gain from sale of office building         -               (67,000)
        (Increase) decrease in:
         Accounts receivable                 (2,902,000)         (675,000)
         Inventories                            540,000           675,000
         Other current assets                   (21,000)           59,000
         Other assets                           (78,000)         (167,000)
                  Increase (decrease) in:
         Accounts payable                       (63,000)         (678,000)
         Accrued expenses                       (23,000)          171,000
         Income tax payable                     396,000          (268,000)
                                          --------------     -------------


              Net cash provided by
                operating activities          2,680,000         1,984,000
                                          --------------     -------------

Cash flows from investment activities:

  Collection of notes receivable                 44,000           574,000
    Purchase of property and equipment       (3,383,000)       (1,223,000)
  Proceeds from sale of building               -                  110,000
                                          --------------     -------------

              Net cash (used in)
              investing activities           (3,339,000)         (539,000)
                                          --------------     -------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                  For the Nine Months Ended June 30, 2000 and 1999
                                    (unaudited)

                                                  2000              1999
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank     (921,000)         (268,000)
  Proceeds from notes payable                     -             6,795,000
  Payments on notes payable                       -            (5,755,000)
  Principal payments on long-term debt       (8,149,000)       (2,957,000)
  Proceeds from long-term debt                9,816,000         1,070,000
  Issuance of Common Stock                      119,000            -
  Purchase of Treasury Stock                    (21,000)           -
                                          ----------------------------------


         Net cash provided by
         (used in) financing activities         844,000        (1,115,000)

         Net increase
         in cash                                185,000           330,000

   Cash, beginning of period                    357,000           253,000
                                           ------------   ---------------

   Cash, end of period                    $     542,000    $      583,000
                                          =============    ==============


Supplemental schedule of non-cash investing and financing activities

   During the nine months ended June 30, 1999, the Company sold its investment in the office building and undeveloped real estate. Of the total proceeds, $448,000 was received as a note receivable.

   During the nine months ended June 30, 2000, the Company acquired certain assets from unrelated companies. The purchased assets were funded by cash and owner financing. The assets purchased consisted of the following:

              Capital equipment                 352,000
              Inventories                        16,000
              Goodwill                          584,000
                                         --------------
              Net assets purchased              952,000
              Less owner financed portion        82,000
                                         --------------

                    Net cash invested     $     870,000
                                         ==============

Supplemental disclosure of cash flow information
                                                   2000              1999
                                                   ----              ----
  Cash paid for:
   Interest                               $   1,023,000     $     818,000
                                          =============     =============

   Income taxes                           $     375,000     $     470,000
                                          =============     =============


See accompanying notes to consolidated financial statements.

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)      Presentation

      The condensed consolidated unaudited financial statements include the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the nine months and three months ended June 30, 2000 and 1999 and cash flows for the nine months ended June 30, 2000 and 1999. The results of operations for the nine months and three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.


(2)   Lines of Credit

      The Company has a line of credit of $18 million available as of July 30, 1999. At June 30, 2000 $15.6 million was outstanding which is included in long-term debt and current portion of long term debt.

(3)   Legal

From time to time the Company is subject to routine litigation and regulatory proceedings. The Company cooperates with regulatory authorities in order to resolve issues and refers routine litigation to insurance companies and defense counsel as appropriate.

(4)         Weighted Average

             Income per share is based on the weighted average number of shares outstanding during the period. Weighted average shares are as follows:


              Nine months ended June 30, Three Months ended June 30

                                    2000        1999           2000     1999
                                    ----        ----           ----     ----
      Weighted average number of common shares outstanding:

            Basic                 4,078,000   4,089,000     4,081,000 4,089,000
                                  =========   =========     ========= =========

            Fully Diluted         4,136,000   4,114,000     4,253,000 4,114,000
                                  =========   =========     ========= =========

                                       ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's level of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements appearing in Item 1.

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

Net Revenues

     Net revenues for the three months ended June 30, 2000 and 1999 increased 39% to $10,980,000 from $7,919,000. The net increase of $3,061,000 consists of:
(1) revenues generated from existing stores in continuing product lines of approximately $1.4 million and (2) revenues contributed by acquired operations of approximately $1.6 million. Net revenues for the nine months ended June 30, 2000 and 1999 increased 38% to $32,348,000 from $23,404,000. The net increase of $8,944,000 consists of: (1) revenues generated from existing stores in continuing product lines of approximately $4.3 million and (2) revenues contributed by acquired operations of approximately $4.6 million. A major payor has notified the Company that effective October 1, 2000, it would no longer be the primary provider of services for a portion of its membership in Denver, Colorado. The Company estimates an annual impact of $2 million in revenues related to this contract. From time to time, contracts begin, terminate or adjust under which the Company receives recurring revenues which may be material. Therefore, the Company may experience some fluctuation in quarterly revenues. It is the Company's policy not to comment on such fluctuations unless a material adjustment occurs in isolation.

  Net rental revenue for the three months ended June 30, 2000 and 1999 increased 46% to $6,211,000 from $4,267,000. The net increase of $1,944,000 consists of:
(1) net rentals contributed by acquired operations of approximately $1.3 million and (2) net rentals generated from existing stores in continuing product lines of approximately $644,000. Net rental revenue for the nine months ended June 30, 2000 and 1999 increased 41% to $18,134,000 from $12,893,000. The net increase of $5,241,000 consists of: (1) net rentals contributed by acquired operations of approximately $3.9 million and (2) net rentals generated from existing stores in continuing product lines of approximately $1.3 million. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

  Net sales revenue for the three months ended June 30, 2000 and 1999 increased 31% to $4,769,000 from $3,652,000. The net increase of $1,117,000 consists of:
(1) net sales contributed by acquired  operations of approximately  $525,000 and
(2) net sales from existing stores in continuing product lines of approximately $592,000. Net sales revenue for the nine months ended June 30, 2000 and 1999 increased 35% to $14,214,000 from $10,511,000. The net increase of $3,703,000 consists of: (1) net sales contributed by acquired operations of approximately $1.6 million and (2) net sales from existing stores in continuing product lines of approximately $2.1 million.

  For the three and nine months ended June 30, 2000 the Company's revenues (both sales and rentals) consisted of 70% home oxygen and respiratory care services and 30% home medical equipment compared to 61% and 39%, respectively for the same periods ended June 30, 1999. Increases in home oxygen and respiratory care services are due primarily to increased strategic focus in both marketing and acquisitions.

  Home oxygen and respiratory care services and home medical equipment revenues (both sales and rentals) represent 71% and 29%, respectively, for the quarter ended June 30, 2000 compared to 62% and 38%, respectively for the quarter ended June 30, 1999. Home oxygen and respiratory care services and home medical equipment revenues (both sales and rentals) represent 70% and 30%, respectively, for the nine months ended June 30, 2000 compared to 61% and 39%, respectively for the nine months ended June 30, 1999. Increases in home oxygen and respiratory care services and home medical equipment product lines are due primarily to increased strategic focus in both marketing and acquisitions.

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


Gross Margins

  Gross margins were 69% and 65% in the quarters ended June 30, 2000 and 1999, respectively. For the nine months ended June 30, 2000 and 1999 gross margins were 68% and 65% . Gross margin from net rental revenue in the three months ended June 30, 2000 and 1999 was 84% compared to 85%, while gross margin from rental revenue for the nine months ended March 3, 2000 and 1999 was 84% for both periods. Gross margin from net sales revenue in the three months ended June 30, 2000 and 1999 was 50% compared to 43%. For the nine months ended June 30, 2000 and 1999 gross margins from sales revenue was 47% compared to 41%, respectively. While rental margins have remained stable, increased sales margins resulted from the elimination of lower margin products.


Selling, General and Administrative Expenses

  Selling, general and administrative (SG&A) expenses were 55% of revenue for the three months ended June 30, 2000 and 1999. SG&A expenses for the nine months ended June 30, 2000 and 1999 decreased from 55% to 54%of revenue. On a dollar basis, SG&A expenses for the three and nine months ended June 30, 2000 and 1999 increased by 39% and 37% respectively. Revenue for the same periods increased by 39% and 38%. Increased fuel prices have increased the company's SG&A expense by approximately $100,000 for the nine months ended June 31, 2000.


Interest Expense

  Interest expense increased to $363,000 from $268,000 in the three months ended June 30, 2000 and 1999, and to $1,053,000 from $843,000 for the nine months ended June 30, 2000 and 1999. Interest expense as a percentage of revenue was 3% for the three months ended June 30, 2000 and 1999. For the nine months ended June 30 2000 and 1999, interest expense declined as a percent of revenues to 3% from 4% . Interest expense consists of interest on borrowing under its bank credit agreement and seller financing agreements to fund acquisitions. The increase was primarily attributable to approximately $1 million of new borrowing to fund acquisition activities in fiscal 2000 and $4.1 million in fiscal 1999. Interest rate increases of 1.50% will have an annual impact of approximately $225,000 for current levels of debt as compared to prior years.

Acquisitions

     During the nine months ended June 30, 2000, the Company acquired certain assets from unrelated companies. The Company expects that the acquired assets and operations will generate approximately $1 million in net revenues. The purchased assets were funded by cash and owner financing.

Liquidity and Capital Resources

  At June 30, 2000, the Company's working capital was $12,558,000 compared to $9,504,000 at September 30, 1999, an increase of $3,054,000 or 32%. The increase is primarily due to increased revenues and profits with increased accounts receivable and current obligations which were satisfied through the increase in long-term borrowing.

  The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. For the nine months ended June 30, 2000, net cash provided by operating activities was $2,680,000 as compared to $1,984,000 for the nine months ended June 30, 1999, an increase of $696,000. Significantly contributing to cash provided from operations in the nine months ended June 30, 2000 were increased net income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payers that provide reimbursement for the services provided by the Company. The Company includes accounts receivable as security for its lines of credit.

  Net cash used in investing activities amounted to ($3,339,000) and ($539,000) for the nine months ended June 30, 2000 and 1999, respectively. Activity in the nine months ended June 30, 2000 included the Company's investment in additional capital equipment of $3,383,000 including $952,000 of assets acquired from unrelated companies.

  Net cash provided by (used in) financing activities amounted to $844,000 and ($1,115,000) for the nine months ended June 30, 2000 and 1999, respectively. Activity in the nine months ended June 30, 2000 included the Company's proceeds of $9,816,000 from long-term obligations, and payments of $8,149,000 related to long-term obligations.

  As of June 30, 2000 the Company has available an operating line of credit with its principal bank which aggregates to $18 million. The amount borrowed on the line as of June 30, 2000 was $15.6 million. The Company's ability to borrow on the line of credit is limited by either (a) the aggregate amount of the line of credit, or (b) the Company's borrowing base as detailed in the loan agreement. The line of credit is due on July 31, 2005 and requires quarterly principal payments of $600,000 beginning September 30, 2000. Interest is payable monthly at the bank's prime lending rate minus .25%. Based upon the borrowing base, the amount available at June 30, 2000 was $1.9 million.

  The Company anticipates that capital expenditures for fiscal 2000 will be approximately $3.5 million. The Company believes that it will be able to generate sufficient funds internally, together with funds that may be borrowed under its credit facilities, to meet its anticipated short-term and long-term capital requirements for the foreseeable future.

  The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.


Financial Condition

     Net accounts receivable increased 24% to $15,127,000 at June 30, 2000 from $12,225,000 at September 30, 1999 while revenues increased 38% during the same period. The increase was due to revenue generated from an acquisition in the fourth quarter of fiscal 1999 and internal revenue growth from existing stores during the year. The Company's average days sales in receivables was up to 124 days at June 30, 2000 from 122 days at September 30, 1999. The allowance for doubtful accounts was $1.9 million at June 30, 2000 compared to $1.8 million at September 30, 1999. The increase in the allowance for doubtful accounts is due to increased revenue growth and slower collections from certain managed care organizations. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary.

  Inventories were $2,467,000 at June 30, 2000 compared to $3,007,000 at September 30, 1999, a decrease of 18%. Inventories decreased $540,000 during the nine month period is primarily the result of the Company's focus on reducing emphasis on lower margin products. Year-to-year percentage increases in inventory levels have declined as a result of a shift in product mix toward rental revenue which requires lower inventory levels.

  At June 30, 2000, the Company held property and equipment, net of depreciation, used in its business amounting to $11,465,000 compared to $11,097,000 at September 30, 1999. The increase in property and equipment for the three month period is attributable to purchases of capital equipment to support revenue growth and from acquisitions.

  At June 30, 2000, intangible assets primarily resulting from acquisitions were approximately $4,903,000 compared to $4,422,000 at September 30, 1999. The increase in net intangible assets for the nine month period is attributable to acquisition activities offset by amortization expense which is based upon the lives of the intangible assets which range from 5 - 40 years.

  Current assets grew to $19,058,000 at June 30, 2000 from $16,420,000 at September 30, 1999. The increase in current assets is due primarily to accounts receivable from revenue acquired in the fourth quarter of fiscal 1999 and internal revenue growth from existing stores during the year. Current liabilities decreased to $6,500,000 at June 30, 2000 compared to $6,916,000 at September 30, 1999. The decrease is due primarily to the reduction of current obligations which were satisfied through the increase in long-term borrowing.


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

  High Leverage. As of June 30, 2000, the Company had total stockholder's equity of approximately $13.5 million and total indebtedness of approximately $22 million. Accordingly, the Company's balance sheet is highly leveraged. This, in turn, has important consequences to the Company. The Company's ability to obtain additional financing may be limited. Additionally, a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. The Company's leverage will substantially increase the Company's vulnerability to changes in the industry or adverse changes in the Company's business. See "Liquidity and Capital Resources" in the Company's fiscal 1999 Form 10- KSB.

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

  Slow Reimbursements. At June 30, 2000, approximately 37% of the Company's net revenues were derived from managed care and other non-governmental third party payers. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payers is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payers or the Company's inability to decrease days net sales outstanding could have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's days net sales outstanding will not continue to increase if these payers continue to delay or deny payments to the Company for its services. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 1999 Form 10-KSB.

  Pricing Pressures. Medicare, Medicaid and other payers, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payers have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payers, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. See "Sales and Marketing" and "Government Regulation" in the Company's fiscal 1999 Form 10-KSB.

  Risks Related to Goodwill. At June 30, 2000, net goodwill resulting from acquisitions was approximately $4.9 million, approximately 14% of total assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at June 30, 2000 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

     Risks Associated with Acquisitions. While the Company completed six acquisitions during fiscal 1998 and 1999, as a result of the uncertainty of the outcome of additional legislative and regulatory changes in the system of Medicare reimbursement, the Company may slow its growth through acquisitions in the future. See "Strategy." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

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

  Regulatory Compliance. The Company is subject to extensive regulation which govern financial and other arrangements between health care providers at both the federal and state level. At the federal level, such laws include (I) the Anti-Kickback Statute, which generally prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any good, facility services or items for which payment can be made under Medicare and Medicaid, federal and state health care programs, (ii) the Federal False Claims Act, which prohibits the submission for payment to the federal government of fraudulent claims, and (iii) "Stark legislation," which generally prohibits, with limited exceptions, the referrals of patients by a physician to providers of "designated health services" under the Medicare and Medicaid programs, including durable medical equipment, where the physician has a financial relationship with the provider. Violations of these provisions may result in civil and criminal penalties, loss of licensure and exclusion from participation in the Medicare and Medicaid programs. Many states have also adopted statutes and regulations which prohibit provider referrals to an entity in which the provider has a financial interest, remuneration or fee-splitting arrangements between health care providers for patient referrals and other types of financial arrangements with health care providers. See "Government Regulation."

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

                                       ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  The Company currently utilizes no material derivative financial instruments that expose the Company to significant market risk. However, the Company is subject to interest rate changes on its variable rate line of credit under the Company's bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the amount outstanding on the line of credit at June 30, 2000 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease the Company's annual cash flow and earnings by approximately $75,000. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by approximately $75,000.


                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. The Annual Meeting of Shareholders was held April 20, 2000. The following matters were voted upon:

 1.  Election of director     For         Against    Abstain   Broker non-votes
         James U. Jensen      3,131,703   390,612    154,958         -0-
         Jerald L. Nelson     3,131,703   390,612    154,958         -0-
         Jeffrey F. Poore     3,131,703   390,612    154,958         -0-
         James E. Robinso     3,134,692   387,623    154,958         -0-

 2.  2000 Stock Incentive     2,055,142   441,227    170,590      1,010,314


Item 5.  Other Information. None

Item 6(a)Exhibits.  Exhibit 27 (Financial Data Schedule).

Item 6(b)Reports on Form 8-K.  None

                                       SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 11, 2000                 INTERWEST HOME MEDICAL, INC.



                                      By /s/ James E. Robinson
                                     ----------------------------------
                                         James E. Robinson
                                         President
                                         Principal Executive Officer



                                      By /s/ Bret A. Hardy
                                     ----------------------------------
                                          Bret A. Hardy
                                          Principal Financial Officer