Form 10-K
period 2000-09-30
INTERWEST HOME MEDICAL INC
filed 2000-12-27
CIK 789092

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189


                          INTERWEST HOME MEDICAL, INC.
                       ----------------------------------
           (Name of Small Business Issuer as specified in its charter)

                     Utah                          87-0402042
                 -------------                    -------------
        (State or other jurisdiction of           (I.R.S. employer
         incorporation or organization)            identification No.)

                               235 East 6100 South
                               Salt Lake City, UT
                           ---------------------------
                    (Address of principal executive offices)

                                   (Zip Code)
                                  -------------
                                   84107-7349


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The Issuer's revenues for the fiscal year ended September 30, 2000 were $43,303,000.

      As of December 20, 2000, 4,104,990 shares of the Issuer's common stock were issued and outstanding of which 2,109,857 were held by non-affiliates. As of December 20, 2000, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the NASD's SmallCap Market System of $ 3.56) was approximately $7,511,901.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

===============================================================================

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Interest  Home  Medical,   Inc.  and  subsidiaries   ("Interwest"  or  the
"Company") provide a diversified range of home health care services and products. The Company now conducts its business from twenty-five (25) locations in the States of Utah, Colorado, Idaho, Arizona, Nevada, California and Alaska and serves over 23,000 customers. The Company divides its products and services into two general categories:

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

            2. Home Medical Equipment and Supplies. The Company provides a wide variety of home medical equipment including items such as hospital beds, manual and powered wheelchairs, custom fitted and adaptive wheelchairs, patient lifts, commodes, bathroom aids and safety equipment, powered scooters, walkers, canes, and other home medical supplies.

     The company does not provide home nursing, home I.V. therapy or other personnel services and has no plans to do so.

      Many of Interwest's customers suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Others suffer from causes incident to aging or debilitating conditions which require recuperation in a noncritical care setting. Some of our customers have permanent disabilities which require adaptive equipment to allow the individual to attain and acceptance degree of independence.

      Interwest's business is impacted by extensive political, economic and regulatory influences, which continue to subject the health care industry in the United States to fundamental change. During fiscal 1998, significant changes to the Medicare system of reimbursement occured in connection with the Balanced Budget Act of 1997 ( "BBA"). Reductions in Medicare oxygen services reimbursement rates which resulted from the BBA have had and are expected to continue to have an adverse impact on our current and future operations. Recent regulatory changes proposed by the Health Care Financing Administration ("HCFA"), if enacted, could result in additional changes in the system of Medicare reimbursement. The uncertainty of the outcome of additional legislative and regulatory changes facing the industry have had a significant impact on the industry.

       Interwest's revenues are generated from selling and renting home medical equipment and supplies and from providing a variety of services to customers. Revenues and income for the last five fiscal years were as follows (all in 000's):

                            2000        1999       1998        1997       1996
                          --------     -------    -------     -------    -----
Revenues                  $43,300    $33,262     $28,636      $24,845   $22,426

Pre-tax Income Before      $4,783     $2,660      $1,961       $1,479      $697
Accounting Charge
Net Income                 $1,433     $1,861      $1,426         $657      $595

      Currently, revenues are divided between equipment rentals and sales. For the fiscal years ended September 30, 2000 and 1999 rentals represented 56% and 55% of total revenues while sales were 44% and 45% of total revenues, respectively.

      We completed 21 acquisitions and one merger in both existing and new markets between fiscal 1996 and 2000, including three acquisitions in fiscal 2000. We sold four branch locations during fiscal 2000 that were primarily selling non-core products to retail customers. In November, 2000, we acquired a company in Arizona that resulted in the addition of two additional locations. The rate of acquisitions we pursue in the future will depend on a variety of factors, including, legislative and regulatory developments, regulations and policies concerning reimbursement, including reimbursement for Medicare, attractiveness of pricing and availability of acquisition capital at acceptable prices.


Industry Overview

     The importance of home health care is increasing as a result of significant economic pressures within the health care industry. Total expenditures within the health care industry, which have increased at twice the rate of inflation in recent years, were approximately $1.5 trillion in 1999. The ongoing pressure to contain health care costs, while maintaining high quality care, is accelerating the growth of alternate site care, such as home health care, that reduces hospital admissions and lengths of hospital stays. Home health care, one of the fastest growing segments of the health care industry, had estimated total expenditures in 1999 of approximately $40 billion, including $27 billion for nursing and related patient services, $6 billion for infusion therapy services, $4 billion for home respiratory therapy services, and $2 billion for durable medical equipment.

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

      The home health care industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services and products. These local providers often do not have the capital necessary to expand their operations or the range of services and products offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer cost-effective, comprehensive services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home health care industry is undergoing rapid consolidation, a trend Interwest expects to continue.

Strategy

      Our objective is to increase our market share through internal growth and acquisitions. We focus primarily on growth within our existing geographic markets, which we believe is generally more profitable than adding additional operating centers in new geographic markets. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position Interwest as a cost-effective provider of selective home medical equipment services to managed care and other third-party payors.

      Interwest has encountered collection difficulties from acquired Accounts Receivable due to: (i) failure to document initial service authorizations or continued service authorizations in required time frames, (ii) inability to retain or adequately replace billing representatives with knowledgeable personnel due to the complex billing requirements encountered in the industry, and (iii) difficulties in converting data from acquired companies to our accounting and billing system. Consequently, we intend to restrict acquisition of Accounts Receivable in the future.

      Interwest believes the market for home respiratory and durable medical equipment services is highly fragmented on both a national and regional basis, and most participants are "mom and pop" companies with limited market share. We believe by combining small participants into a single larger company, product purchasing, accounting, claims processing and marketing could be centralized and aggregate operations would be more efficient. We estimate there are over 3,000 home respiratory and/or durable medical equipment companies suitable and available for acquisition. We intends to grow in part by acquiring some of these companies. The rate of acquisitions we pursue in the future will depend on a variety of factors, including, legislative and regulatory developments, regulations and policies concerning reimbursement, including reimbursement for medicare, attractiveness of pricing and availability of acquisition capital at acceptable prices. We intend to concentrate primarily upon internal growth.

      Just as Interwest continually considers the acquisition of smaller companies, we believe larger companies, from time to time, may consider acquisition of companies of the size and composition of Interwest. We also consider, from time to time, the possible benefits to our customers, employees and shareholders of consolidation of the company with a larger organization. We also periodically seek expert advice on the value of our shares and of means to increase shareholder value. We believe the company experiences an arbitrarily low trading volume and market price due to the thin trading nature of small capital companies and the relative inefficiencies in that market. We believe the market undervalues our company in current and historic trading ranges.

      Interwest's business strategy is to develop an efficient and effective organization that specializes in providing selected home medical equipment services and products. Our future growth is projected to be derived from two principal sources: (i) increased services and product rentals and sales from our existing operations, and (ii) revenues generated by businesses which may be acquired in the future.

During the last six years, our revenues increased by approximately $25.5 million to $43.3 million for the year ended September 30, 2000 from $17.8 million for the year ended September 30, 1995.

      During fiscal 2000 Interwest acquired the assets of three (3) other businesses and sold assets and operations of four (4) branch locations all of which contributed to the 30% net increase of fiscal 2000 revenues over fiscal 1999 revenues. We also closed two (2) branch locations. The total purchase price paid by Interwest for the acquisitions was approximately $1.0 million paid in cash and notes. The operations acquired in 2000 had aggregate annualized revenues of approximately $1.0 million at the time of acquisition. These acquisitions were integrated with our existing operations in Las Vegas, Nevada and Colorado Springs, Colorado.

      During fiscal 1999 Interwest acquired the assets of one (1) other business which contributed to the 16% net increase of fiscal 1999 revenues over fiscal 1998 revenues. The total purchase price paid by Interwest for such acquisitions was approximately $4.1 million paid in cash, notes. The operations acquired in 1999 had aggregate annualized revenues of approximately $7.2 million at the time of acquisition. This acquisition was integrated with our existing operations in Denver, Colorado.

Products and Services Offered to Customers

      Interwest provides a wide variety of home respiratory and durable medical equipment products and services on a sale or monthly rental basis. Customers are usually referred by a physician, hospital discharge planner, other medical professional, or insurance contract. Our customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of our services and products to the patient. The services provided include delivering and installing medical equipment, training patients and their care givers in the proper use of products in the home, monitoring patients' compliance with their individualized treatment plans, reporting to the physician and/or managed care organization, maintaining equipment and processing claims to third party payors. The customer remains under the physician's care and medical supervision. We employ respiratory therapists who are licensed where required by applicable law to perform training and other support functions.

      The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                   Percent of Revenues
                                                  ----------------------
                                               2000  1999  1998  1997  1996
                                             --------------------------------
   Home oxygen and respiratory care services    65    62    55    44    39
   Home medical equipment and supplies          35    38    55    56    61
                                               ----  ----  ----  ----  ----

                    Total                      100   100   100   100   100
                                               ===   ===   ===   ===   ===

      Home Oxygen and Respiratory Care Services. Industry-wide home respiratory market revenues are an estimated $5 billion, having grown by an estimated 7% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with chronic obstructive pulmonary disease ("COPD"), which is attributable, to a large extent, to the increasing proportion of the population over the age of 65. This increase in total market revenues occurred during a period when the unit price of home oxygen services as reimbursed under federal programs, decreased by 30 percent.

      Interwest's home oxygen and respiratory care services primarily consist of:

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

      We provide technicians who deliver and/or install the respiratory care equipment, instruct the patient in our use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment.

      Home Medical Equipment and Supplies. These products include patient room equipment (such as hospital beds, patient lifts and commodes), manual and powered wheelchairs, ambulatory aids (such as walkers and canes), bathroom aids and safety equipment, and various medical supplies. We maintain retail stores and showrooms where customers may select from alternatives the needed products and/or supplies. We also provide adaptive rehabilitation equipmen, primarily in Utah. Our rehabilitation services include custom fitting, adapting and repairing wheelchairs and related seating systems for persons affected with cerebral palsy, muscular dystrophy and our related conditions, spinal cord injuries, head injuries, arthritis, and other disabling diseases. Some of our facilities include a national "Certified Repair Center" which provides warranty, maintenance and repair services for most home medical equipment. The products offered by Interwest range in price from a few cents to customized wheelchairs priced at $20,000 and above.


Organization and Operations

      Management. Interwest is managed at the executive level as a system of locally managed businesses. We seek to address the local market needs of the home health care industry through our branch office network. Each branch office conducts local marketing efforts, negotiates contracts with local referral sources, recruits personnel and coordinates patient care. Since the provision of home health care services is generally a local business, we provide out branch office managers with training, comprehensive policies and procedures and standardized operating systems, while allowing them sufficient autonomy to address local needs. Incentive plans are designed to reward performance based upon revenue increases, earnings contribution and accounts receivable collection. The central corporate office has primary responsibility for billing and collection of accounts receivable and provides support in marketing, sales and staff training, contracting with managed care organizations, purchasing and accounting functions.

       Information Systems. Each of our branch locations is equipped with computer systems that are on-line with the central corporate computer. The software is provided and maintained by an industry leading software vendor. This system has enabled us to standardize operating processes, track operating performance by branch, control and manage accounts receivable, process customer orders, improve inventory management, reduce administrative overhead, facilitate interbranch communications and gather statistical data in order to provide patient management information to managed care organizations. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. We also focus upon quickly integrating the information systems of acquired businesses as a part of our overall integration efforts.

     Locations. Interwest currently rents and sells equipment and/or provides services from the following retail locations:

                                                 Year Opened
      State       City                           Or Acquired
     ------------------------------------------------------------
      Colorado    Colorado Springs                  1995
                  Denver                            1994
                  Fort Collins                      1996
                  Fort Morgan                       1996

      Idaho       Boise                             1987
                  Idaho Falls                       1991
                  Twin Falls                        1994

      Nevada      Las Vegas/Henderson               1992
                  Reno                              1996

      Utah        Murray (Main Office)              1978

                  Cedar City                        1997
                  Logan                             1998
                  Midvale (Service center)          1998
                  Ogden                             1989
                  Pleasant Grove                    1983
                  Price                             1988
                  Vernal                            1994
                  St. George                        1996

      California  Quincy                            1997
                  Chester                           1997

      Alaska      Anchorage                         1997

      Regional    Interwest Home Pharmacy           1997
                  (mail-order)

      Arizona     Phoenix                           1998
                  Cottonwood                        2000
                  Flagstaff                         2000


Sales and Marketing

      We believes the sales and marketing skills of our employees have been instrumental in our growth to date and are critical to our future success. We emphasizes to our employees the importance of patient base growth and retention by providing quality service to physicians and their patients. Approximately 50 of our employees are primarily involved in sales and marketing of our products to health care organizations and other customers. Key marketing targets include, but are not limited to, managed care organizations, hospital-based health care professionals, physicians and their staffs, home care agencies, private practice therapists and case managers. Sales representatives receive regular clinical and technical training to represent our major product lines of products and services. Interwest's sales representatives maintain continual contact with medical professionals in order to strengthen these relationships.

      Given the shift toward managed health care, an integral component of our overall sales strategy is to seek preferred provider contracts with certain managed care organizations. Managed care organizations have grown substantially in terms of the percentage of the population covered by such plans and their influence over an increasing portion of the health care economy. These contracts typically designate Interwest as one of a limited number of preferred providers of certain services in selected areas but do not establish an exclusive relationship. We currently have approximately 100 preferred provider agreements that are both local and regional in scope to provide home medical equipment services and supplies to the beneficiaries of these managed care entities. Total revenue generated from these agreements amounted to approximately 27% and 21% of total revenues for the years ended September 30, 2000 and 1999, respectively. Approximately 85% of the revenues acquired in fiscal 1999 resulted from managed care agreements. We expect total revenues from managed care agreements for fiscal 2001 to decrease slightly due to our focus upon internal growth from sources other than managed care companies.

      During fiscal 2000, 1999 and 1998 we lost or terminated relationships with certain managed care organizations. Our contracts with managed care organizations will change from time to time as either Interwest or a managed care organization determines not to continue with such contract. We will continue to enter strategically appropriate additional managed care contracts with managed care organizations seeking new providers. As a result, our relationships with our managed care referral sources may continue to change. There can be no assurance we will be able to successfully maintain existing referral sources or develop and maintain new referral sources. The loss of any significant referral sources or the failure to develop any new referral sources could have a material adverse effect on our financial condition or results of operations.

       Quality of service is emphasized throughout our organization both in the hiring and training of our clinical personnel and the manner in which our home health care services are delivered. Quality assurance and training are directed and monitored by a Compliance Officer, who is an experienced health care professional. We have received accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized organization that has established voluntary standards for the provision of home health care services. We believe that accreditation of our branch offices is an important factor in certain markets in our sales and marketing efforts. Accreditation is one of the few indicators that referral sources have for judging the standard of quality of a home health care provider and is increasingly being considered a prerequisite for entering into contracts with managed care organizations. Interwest was the first company located west of the Mississippi River to complete its accreditation, which occurred in 1988. As of December 2000, 15 of the Company's branches are accredited by JCAHO, and 10 satellite or retail branches are not separately accredited as they are managed by an accredited branch. JCAHO does not accredit mail-order pharmacy operations and accordingly, our respiratory mail-order pharmacy operations are not eligible for such accreditation. JCAHO does not transfer its accredition to an acquiring company. Therefore, we evaluate each acquired location to determine the benefit to have that location undergo the JCAHO accreditation process, generally within twelve to eighteen months after acquisition. Other companies have established accreditiation programs in recent years, and we continue to monitor the available programs and their acceptance by our customers to determine the most appropriate accreditiation program for us.

Reimbursement for Services

      A substantial percentage of Interwest's revenues are derived from payments made by third party payors including Medicare, Medicaid and private insurance companies. For the years ended September 30 as indicated, our revenues from payor sources were allocated as follows:

      Payor                                  Percent of Total Revenues

                                   2000     1999     1998     1997     1996
                                   ----     ----     ----     ----     ----

      Medicare                       35       36       33       30       28
      Medicaid                        9       10        6        6        9
      Managed care organizations     27       21       24       20       18
      Private insurance companies    11       12       12       20       19
      Private pay (includes
       patient copays)               13       15       17       17       18
      Over-the-counter sales          5        6        8        7        8
                                   ----     ----     ----     ----     ----
            Total                   100      100      100      100      100
                                    ===      ===      ===      ===      ===

      Reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims documentation requirements. Interwest has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements, produce clean claims and obtain timely reimbursements by third-party payors. Currently, we electronically submit approximately 50% of our billings to third party payors. The billing and claims processing departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments.

      Management conducted an extensive analysis of our outstanding receivable balances beginning in the late thir quarter and continuing through the fourth quarter of fiscal 2000, and we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. Meanwhile, our fundamental and current business is strong.

      Interwest has achieved increased operating revenue in home respiratory and other medical equipment operations despite increased regulation and certain reimbursement reductions (see further discussion under "Government Regulation"). While the increased regulation tends to reduce the amount of reimbursement from government sources for individual cases, we believe the continued increased regulation also benefits Interwest by reducing the competition from joint ventures and fee revenue sharing arrangements, which we have historically avoided.

      Interwest's levels of operating revenue and profitability, like other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce health care costs by lowering reimbursement rates and increasing case management review of services. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefitted from those cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives are increasingly aimed at reducing the health care delivery costs at non-hospital sites. Changes in reimbursement policies by third-party payors, or the reduction in or elimination of such reimbursement programs, could have a material adverse impact on our revenues. Various state and federal health care reform initiatives may lead to additional changes in reimbursement programs.

Purchasing

      Each branch office is responsible for determining its inventory needs and submitting requisitions to a centralized purchasing department. Using this input, personnel located at Interwest's headquarters select and purchase virtually all equipment and supplies. Purchased inventory is shipped by vendors to the specific location instructed by our purchasing department. In fiscal 2000, we purchased products from over 200 suppliers. We believes we have good relationships with our suppliers and have alternative sources to purchase nearly all the products we provide to our customers.

      Interwest is an authorized dealer of The MED Group, Lubbock, Texas, a national organization of home medical equipment service providers. The MED Group arranges national pricing agreements with certain manufacturers, assists with national networks and contracting with managed care organizations, conducts specialty training programs and provides certain marketing materials and other services for its dealers. The arrangement is annually renewable and may be canceled by either party with sixty (60) days written notice. We intend to continue our participation for the foreseeable future.

      Interwest has no long-term contracts for the purchase of inventory although we have pricing agreements with several suppliers, many of which are arranged through our affiliation with The MED Group. We believe that our relationships with our suppliers are good and that alternative sources of supply exist, at similar costs and on similar terms for most of the products purchased.


Competition

      The home respiratory and durable medical equipment market is highly competitive and fragmented. The barriers to enter into the market are low and, accordingly, competition is intense. While there are four national providers and approximately ten regional providers, the vast majority of our competition comes from small, locally owned firms. Quality of service is the single most important competitive factor. Other competitive factors in the market are the ability to develop and maintain contractual relationships with managed care organizations, price of services, ease of doing business with the provider, the mix of products and services offered and the reputation with referring persons. We believes that we compete effectively in each of our lines of business with respect to these factors.

      Other types of health care providers including hospitals, home health agencies, physicians and new health "super stores" have entered, and may continue to enter, our various lines of business. However, the continuing pricing pressures from government and managed care payors have recently caused some of these providers to exit the HME industry. Furthermore, we believe our market coverage and our experience with managed care contracts enhances our appeal to managed care organizations and local health care professionals.

      The entire health care and medical product and service market is under pressure to reduce costs and increase efficiencies. Interwest intends to attempt to reduce costs and increase efficiencies through its growth strategy. We believe that we currently compete effectively in our markets and will continue to take all action necessary to remain competitive. Certain of our competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than Interwest and may, in certain locations, possess licenses or certificates that permit them to provide services that we cannot currently provide nor have any plans to provide. There can be no assurance that we will not encounter increased competition in the future that could limit our ability to maintain or increase our business which could adversely affect our operating results.

Governmental Regulation

      Interwest's business is subject to extensive federal, state and local regulation.

      The operations of our branches are subject to federal and state laws covering the repackaging and dispensing of drugs (including oxygen), operating of pharmacies and regulating of interstate motor-carrier transportation. Certain of our employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing.

      As a provider of services under the Medicare and Medicaid programs, Interwest is subject to the Medicare and Medicaid fraud and abuse laws. These laws, among other things, prohibit any payment, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

      Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third-party payors.

      Medicare Reimbursement. The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories of durable medical equipment for purposes of reimbursement under the Medicare Part B program. There is a separate fee schedule for each category. OBRA 1987 also controls whether durable medical equipment products will be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. An interim final rule implementing the payment methodology under the fee schedules recently was published in the Federal Register. Payment based on the fee schedules is effective with covered items furnished on or after January 1, 1989. Generally, Medicare pays 80% of the lower of the supplier's actual charge for the item or the fee schedule amount, after adjustment for the annual deductible amount. OBRA 1990 made changes to Medicare Part B reimbursement that were implemented in 1991. The substantive change was the standardization of Medicare rates for certain equipment categories. Laws and regulations often are adopted to regulate new products, services and industries.

     The Balanced Budget Act of 1997 ("BBA"), enacted in August 1997, reduces the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 30%, with 25% effective January 1, 1998 and an additional 5% effective January 1, 1999 from the 1997 fee schedule. Compounding these reductions is a freeze on reimbursement rates for all other equipment and supplies through 2002. The BBA also reduces payments for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. Approximately 20%, 22% and 21% of the Company's total revenues for the years ended September 30, 2000, 1999 and 1998 were derived from the provision of oxygen services to Medicare patients.

      On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBRA") was signed into law. This legislation was designed to mitigate the effects of the BBA on health care providers. The BBRA restores approximately $1.2 billion in funding in 2000 and $16 billion over five years, and affects a wide range of health care providers. With respect to the services provided by Interwest, the BBRA provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002.

      The BBA also extends to the Health Care Financing Administration ("HCFA") authority to alter certain reimbursement rates that are not inherently reasonable ("IR"). BBRA suspends HCFA's IR authority until such time as the General Accounting Office ("GAO") issues its report on the subject and the Secretary of Health and Human Services ("HHS") publishes a final rule for use of this authority. HCFA is to consider industry input when developing this rule and it is to be published in the Federal Register. Congress has stipulated that the final rule must reflect the use of a "sound costing methodology" and the use of statistically "valid and reliable data." The GAO report, issued in April of 2000, generally agrees with Congress. The Secretary of HHS has not published a final rule as of December 2000. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. Interwest cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed Federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products. Various state agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which Interwest will be affected, it is likely that we will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

      The BBA authorizes the HHS to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first project commenced October 1, 1999 in Polk County, Florida and the second project is scheduled to begin in the San Antonio, Texas area on February 1, 2001. The competitive bidding demonstrations could provide HCFA and Congress with a model for implementing competitive pricing in all Medicare Programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

      The BBA also contained a provision requiring that only a Home Health Agency ("HHA") can bill for durable medical equipment, home oxygen therapy services, and certain medical supplies provided to beneficiaries enrolled in a Medicare approved plan of care beginning October 1, 2000. BBRA reverses this provision allowing Medicare beneficiaries using durable medical equipment and home oxygen therapy services to continue to use their provider of choice. HHS has issued a list of specific medical supply codes that continue to be covered by this provision. We do not anticipate any material impact on our revenues from this provision. Additionally, we anticipate that we will be required to have surety bonds of at least $50,000 for each durable medical equipment company we operate.

      On December 15, 2000, the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("MMSBIPA") was passed by Congress. The legislation was designed to further mitigate the effects of the BBA on health care providers. The MMSBIPA restores approximately $3 billion in funding over five years to DME and "other" health care providers. With respect to the services provided by Interwest, the MMSBIPA provides for the restoration of a full CPI update to be phased in during 2001 and a full CPI update in 2002 and a moritorium on proposed reductions for unit-dose respiratory medications until GAO submits to Congress and the Secretary of HHS a report that includes specific recommendations for revised payment methodologies. The MMSBIPA has not yet been signed into law by the President as of December 20, 2000.

      Claims Audits. Durable Medical Equipment Regional Carriers ("DMERC") are private organizations that contract to serve as the government's agents for the processing of claims for items and services provided under Part B of the Medicare program. The DMERC's and Medicaid agencies also periodically conduct prepayment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. Such reviews and/or claims audits of our claims and related documentation could result in denials of claims for payment submitted by Interwest or in government demands for significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the DMERC's to be inadequately supported by the required documentation.

      From time to time Interwest is subject to routine pre-payment and post-payment reviews and other audits of claims submitted. We cooperate with regulatory authorities in order to resolve issues and refer requests to our Compliance Director and defense counsel as appropriate. We believe that we are in material compliance with claims regulations and cannot estimate any amount for potential claims recoupment; therefore, no accrual has been reflected in the financial statements.

      Fraud and Abuse Laws. Interwest is subject to Federal and state laws prohibiting direct or indirect payments for patient referrals for items and services reimbursed under Medicare, Medicaid and state programs as well as in relation to private payors. We are also subject to Federal and state laws governing certain financial relationships with physicians and other fraud and abuse laws prohibiting the submission of false claims.

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

         The Federal self-referral or "Stark Law" provides that where a physician has a "financial relationship" with a provider of "designated health services" (including, among other things, parenteral and enteral nutrients, equipment and supplies, outpatient prescription drugs and home medical equipment, which are products and services provided by Interwest), the physician is prohibited from referring a Medicare patient to the health care provider, and that provider is prohibited from billing Medicare, for the designated health service. The Stark Law has certain statutory exceptions. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to significant amendments enacted in 1993. The preamble to these regulations states that HCFA intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark Law, as amended (the

"Amended Stark Law"). Certain exceptions from the referral prohibitions are available under the Amended Stark Law, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Amended Stark Law, and which does not meet an exception could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare program. In addition, a state cannot receive Federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent as under a state Medicaid plan.

         A number of Federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to get a false claim paid or approved by the government. Under one such law, the "False Claims Act," civil damages may include an amount that is three times the amount of claims falsely made or the government's actual damages, and up to $10,000 per false claim. In addition, a civil penalty of up to $15,000 may be assessed for engaging in other activities prohibited by this statute. Actions to enforce the False Claims Act may be commenced by a private citizen on behalf of the Federal government, and such private citizens receive between 15 and 30 percent of the recovery. Recent government efforts have been made (with mixed success) to assert that any claim resulting from a relationship in violation of the Anti-kickback Statute or the Amended Stark Law is false or fraudulent under the False Claims Act. We carefully monitor our submissions of Medicare and Medicaid claims and all other claims for reimbursement through routine internal and independent audits as part of our Compliance Program to assure that they are not false or fraudulent, and as noted above, believe that we are in substantial compliance with the Anti-kickback Statute or the Amended Stark Law.

         The OIG instituted "Operation Restore Trust" ("ORT") in May 1995 in the five states with the highest Medicare expenditures (California, Florida, New York, Texas and Illinois) and has since been expanded to all fifty states. Operation Restore Trust is intended to counter health care fraud, waste and abuse in targeted areas that HHS believes to be particularly vulnerable to fraud and abuse, including home health care, nursing homes and home medical equipment. The OIG also has issued "Fraud Alerts" relating to improper business practices in the provision of durable medical equipment, and is expected to issue additional Fraud Alerts in the future as a means of advising the public of suspect business arrangements and practices in the health care industry. In addition, providers of home medical equipment, wound care supplies and other products and services are expected to be subject to increased scrutiny for practices involving fraud and abuse.

         In 1996, the Health Insurance Portability and Accountability Act ("HIPAA") introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and CHAMPUS, but to any third-party payor, and carry penalties including fines and imprisonment. Additionally, HIPAA contains requirements for payors and providers to implement national standard claims filing and payment procedures by October 1, 2002.

         Many states, including the states in which Interwest operates, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with health care providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Sanctions for violating these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also have begun requiring health care practitioners and/or other providers to disclose to patients any financial relationship with a provider, including advising patients of the availability of alternative providers.

         Interwest continues to review all aspects of its operations and believes that it is in substantial compliance with all material respects with applicable provisions of the Anti-kickback Statute, the Amended Stark Law, False Claims and applicable state laws, although because of the broad and sometimes vague nature of these laws, there can be no assurance that an enforcement action will not be brought against Interwest or that we will not be found to be in violation of one or more of these provisions. We intend to monitor developments under these Federal and state fraud and abuse laws. At this time, Interwest cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of the applicable Federal and state fraud and abuse laws may have on our business, financial condition, cash flows or results of operations.

      As part of ORT, HHS has contracted with ChoicePoint, an independent organization, to conduct on-site surveys of home respiratory and durable medical equipment companies in order to determine compliance with certain minimum standards of participation as required by HHS. As of December 2000, most our locations have been visited by representatives of ChoicePoint and no notices of deficiency have been received.

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

      Management believes that our operations are in material compliance with applicable laws. In July 1999, the OIG published the "OIG Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry". During fiscal 2000, we adopted and implemented a Compliance Program, which we believes meets the elements of the OIG's Model Program for the industry through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, internal and independent compliance audits and other programs.

      Interwest is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether we will be able to comply with such laws and regulations either in the markets in which we presently conduct, or wish to commence, business.


Year 2000 Compliance
      We had developed plans to address the possible exposures related to the impact on our computer systems for the Year 2000. Since entering the Year 2000, we have not experienced any major disruptions to our business, nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. Furthermore, we did not experience any material impact on business at calendar year end. We will continue to monitor our critical systems over the next several months but do not anticipate any significant impacts due to Year 2000 exposures from our internal systems as well as from the activities of our suppliers and customers.


 Insurance

      In recent years, participants in the health care market have become subject to an increasing number of malpractice and product liability lawsuits, many of which involve large claims and significant defense costs. As a result of the liability risks inherent in Interwest's lines of business, including the risk of liability due to the negligence of health care professionals employed by or otherwise under contract to Interwest, we maintain liability insurance intended to cover such claims. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases we have received evidence of such coverage and have been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect Interwest, or that we will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that the coverage limits of our insurance policies will be adequate, or that we can obtain liability insurance in the future on acceptable terms or at all.

      Interwest currently has in force general liability insurance, including professional and products liability, with coverage limits of $4.0 million per occurrence and in the aggregate annually (with no deductible either per occurrence or in the aggregate annually). Our insurance policies provide coverage on an "occurrence" basis, have certain immaterial exclusions from coverage and are subject to annual renewal.


Environmental Matters

      Medical facilities are subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations, such as air and water quality control requirements, waste management requirements and requirements for training employees in the proper handling and management of hazardous materials and wastes. The typical branch office facility operations include, but are not limited to, the handling, use, storage, transportation, disposal and/or discharge of hazardous, toxic, infectious, flammable and other hazardous materials, wastes, pollutants or contaminates. These activities may result in injury to individuals or damage to property or the environment and may result in legal liability, damages, injunctions, fines, penalties or other governmental agency actions. We are not aware of any pending or threatening claim, investigation or enforcement action regarding environmental issues which if determined adversely to Interwest, would have an adverse effect upon our capital expenditures, earnings, or competitive position. The annual costs of compliance with environmental laws are not considered by Interwest to be material.


Employees

     As of December 2000, we had approximately 410 full-time equivalent employees. Our employees are not currently represented by a labor union or other labor organization. As our business grows, we will hire additional employees as may be reasonably necessary to conduct our business. We believe the relations between our management and our employees are good.

ITEM 2.  PROPERTIES

Headquarters

      Interwest's headquarters and retail facilities are located in Salt Lake City, Utah. We lease a 26,000 square foot facility at 235 East 6100 South. The facilities are leased from a third party pursuant to a lease expiring December 21, 2008. We have options to renew the lease for an additional 15 years. Rent is currently $14,871 per month on a triple net basis and increases to $18,000 per month in July 2007.

Other Retail and Office Facilities

      In addition to our headquarters, Interwest leases twenty-three (23) other facilities which range in size from 1,000 square feet to 24,000 square feet. Most of these leases are for terms of three-to five years and most have renewal options. The aggregate annual lease payments for these other facilities were $459,444 for the year ended September 30, 2000 See further disclosure in Note 7
- Lease Obligations in the financial statements.

Real Property Owned

      We sold five acres of undeveloped property in Provo, Utah, approximately 40 miles south of Salt Lake City in June, 2000.

      At September 30, 1998, Interwest owned a three-level office building known as the Securities Savings and Loan Building located at 170 South Main Street, Pleasant Grove, Utah. The building was sold on October 15, 1998 for 20% cash and a six-month note for the balance that was paid in April 1999. The building consisted of approximately 9,500 square feet and was originally used as a bank. As of September 30, 1998, the building was leased to various tenants. The leases were net leases whereby the tenants paid monthly rents which totaled approximately $6,000 per month, and Interwest paid taxes and insurance.

      There are no material liens or other limitations on ownership of any property held by Interwest other than a general lien from our bank under the general credit line which is disclosed in the financial statements as Note 6 - Long Term Debt.


ITEM 3.  LEGAL PROCEEDINGS

      In October 1998, Interwest was sued by a supplier who sought damages related to a contract for oxygen cylinders with a company acquired by Interwest. The parties settled the litigation as of June 2000 with Interwest paying approximately $32,000 in cash and replacement equipment. We are satisfied with the settlement.

      From time to time Interwest is subject to routine litigation and regulatory proceedings. We cooperate with regulatory authorities in order to resolve issues and refer routine litigation to insurance companies and defense counsel as appropriate.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to Interwest's shareholders for a vote during the last quarter of the year ended September 30, 2000.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Interwest's common stock is currently traded in the over-the-counter market and is quoted on the National Association of Security Dealer's SmallCap Market System under the Symbol IWHM. Currently there is only limited trading activity in our common stock and the quotations set forth below reflect such activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASD and from various broker-dealers and shows the range of representative bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark, mark-down or commission and do not necessarily represent actual transactions:

                                              Bid Price
                                             -----------
            2000(1)
            -------
                                          High        Low
                                        ---------------------
            First Quarter                 $3.75       $2.44
            Second Quarter                $4.38       $2.88
            Third Quarter                 $7.00       $3.00
            Fourth Quarter                $6.97       $3.50

            1999(1)
            -------
                                          High        Low
                                        ---------------------
            First Quarter                 $3.63       $2.44
            Second Quarter                $5.00       $2.50
            Third Quarter                 $3.50       $2.50
            Fourth Quarter                $3.75       $2.50

            (1) Calendar Quarters.


Shares Issued in Unregistered Transactions

      During the last three fiscal years, Interwest issued its securities in non-registered transactions pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We did not pay a commission or any finders' fees in connection with such transactions nor did any general solicitation occur in any transaction. The securities issued in such transactions (all with restrictive legends) were as follows:

      In January 1998, Interwest issued 8,484 shares of common stock for $36,312 and warrants to purchase an additional 8,484 shares to Jeffrey F. Poore, D.D.S., in connection with an Option Agreement executed September 30, 1997. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement was terminated as of September 30, 1998.

      In January 1998, Interwest issued 5,000 shares of common stock for $21,400 and warrants to purchase an additional 5,000 shares to James U. Jensen, in connection with an Option Agreement executed September 30, 1997. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement was terminated as of September 30, 1998.

      In January 1998, Interwest issued 500 shares of common stock for $2,140 and warrants to purchase an additional 500 shares to Jerald L. Nelson, in connection with an Option Agreement executed September 30, 1997. The warrants may be exercised at $4.28 per share if paid during the first warrant year, $4.75 per share if paid during the second warrant year, and $5.25 if paid during the third warrant year. The Option Agreement was terminated as of September 30, 1998.

      In April 2000, Interwest issued 5,000 shares of common stock for $20,000 to Jerald L. Nelson, in connection with a Non-qualified Stock Option Agreement executed August 7, 1995.

      In May 2000, Interwest issued 1,615 shares of common stock to Colleen Harryman, in connection with an Incentive Stock Option Agreement executed January 5, 1998.

      In June 2000, Interwest issued 1,560 shares of common stock to Alan Blackhurst, in connection with an Incentive Stock Option Agreement executed January 5, 1998.

      In June 2000, Interwest completed issuance of 21,130 shares of common stock for approximately $100,000 that had been deposited with us in June 1997 to Trine Starnes, in connection with an Option Agreement executed in November 1996. The Option Agreement became effective November 22, 1996 and was terminated as of October 12, 1998.

Holders

      As of December 20, 2000, there were 4,104,990 shares of common stock outstanding and approximately 774 stockholders of record of common stock. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." Management believes there are in excess of 800 beneficial stockholders of our common stock.


Dividends

      Interwest has not paid any cash dividends since its inception and does not anticipate or contemplate paying dividends in the foreseeable future. In addition, Interwest has a bank credit agreement which limits the payment of dividends. It is the present intention of management to utilize all available funds for the development of our business.


ITEM 6. SELECTED FINANCIAL DATA

        You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the fiscal years ended September 30, 1996, 1997, 1998, 1999 and 2000 and the consolidated balance sheet data at September 30, 1996, 1997, 1998, 1999 and 2000 from our consolidated financial statements which have been audited by Tanner + Co, independent accountants, and, except for the consolidated statements of operations for the fiscal years ended September 30, 1996 and 1997 and the consolidated balance sheet data at September 30, 1996, 1997 and 1998, are included elsewhere in this Form 10-K.


                                               Year ended September 30, 2000
Statements of operations data:        2000        1999        1998        1997         1996
                                   --------------------------------------------------------------
Revenues                           $43,303,000 $33,262,000 $28,636,000  $24,845,000 $22,426,000
Cost of sales and rental            13,897,000  11,684,000  10,582,000    9,965,000   9,259,000
Gross profit                        29,406,000  21,578,000  18,054,000   14,880,000  13,167,000
Selling, general and administrative 26,296,000  18,296,000  15,253,000   13,138,000  11,941,000
expenses
Income from operations               3,110,000   3,282,000   2,801,000    1,743,000   1,226,000
Net income                           1,433,000   1,861,000   1,426,000      657,000     595,000
Net income per share - basic               .35         .45         .35          .17         .16
Net income per share - diluted             .34         .45         .35          .17         .16
Weighted average shares - basic      4,084,000   4,089,000   4,085,000    3,961,000   3,783,000
Weighted average shares - diluted    4,252,000   4,089,000   4,085,000    3,961,000   3,783,000

Balance sheet data:
Working capital                     12,774,000   9,504,000   2,613,000    2,645,000   2,337,000
Total assets                        33,711,000  32,340,000  28,381,000   22,541,000  18,200,000
Long-term obligations, including    16,515,000  15,064,000  13,411,000   10,399,000   8,221,000
current portion
Stockholders' equity                12,746,000  11,193,000   9,332,000    7,846,000   6,475,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Interwest Home Medical's revenue and income are derived from home medical equipment and services. Our products and services include home oxygen and respiratory care services and home medical equipment and supplies.

        Our objective is to increase our market share through internal growth and acquisitions. Interwest focuses primarily on growth within its existing geographic markets, which we believe is generally more profitable than adding additional operating centers in new markets. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position Interwest as a cost-effective provider of selective home medical equipment services to managed care and other third-party payors.

        The rate of acquisitions we pursue in the future will depend on a variety of factors, including, legislative and regulatory developments, regulations and policies concerning reimbursement, including reimbursement for Medicare, attractiveness of pricing and availability of acquisition capital at acceptable prices. We intend to concentrate primarily upon internal growth.

Net Revenues

        Net revenues increased 16% in 1999 and 30% in 2000 from $28,636,000 in 1998 to $33,262,000 in 1999 and to $43,303,000 in 2000. Approximately $3.4
million or 12% of the 1999 increase and $4.3 million or 13% of the 2000 increase was generated by same store growth from continuing product lines. The increases were offset by approximately $1.0 million or 4% of fiscal 1998's revenues and approximately $.3 million or 1% of fiscal 1999's revenues that were sold or terminated in the ensuing years due to our focus to provide more respiratory services. Approximately $2.2 million or 8% in 1999 and $6.0 million or 18% in 2000 of the increase in revenues was contributed by acquired operations. A major payor has notified Interwest that effective October 1, 2000, it would no longer be the primary provider of services for a portion of its membership in Denver, Colorado. We estimate an annual decrease of $1.3 million in continuing revenues related to this contract. Another payor has added additional membership to those for whom we are the primary provider of services effective January 1, 2001. We estimate an annual increase of $1.0 million in revenues related to this increase in membership. From time to time, contracts begin, terminate or adjust recurring revenues in ways that may be material. Therefore, we may experience some fluctuation in quarterly revenues. It is our policy not to comment on such fluctuations unless they demonstrate that a one-time or permanent material adjustment has occured.

        Net sales increased 4% in 1999 and 27% in 2000 from $14,495,000 in 1998 to $15,033,000 in 1999 and to $19,114,000 in 2000. Approximately $1.2 million or
8% of the 1999 increase and $2.3 million or 17% of the 2000 increase in net sales was generated by same store growth from continuing product lines. The increase was offset by approximately $1.0 million or 7% of fiscal 1998's net sales, primarily of rehabilitation products, and approximately $.3 million or 2% of fiscal 1999's net sales that were sold or terminated.

Approximately $.3 million or 3% in 1999 and $1.8 million or 12% in 2000 of the increase in net sales was contributed by acquired operations. The same store increases were due primarily due to increased marketing efforts in our core respiratory products.

        Net rental revenue increased 29% in 1999 and 33% in 2000 from $14,144,000 in 1998 to $18,229,000 in 1999 and to $24,189,000 in 2000.
Approximately $1.9 million or 13% of the 1999 increase and $3.9 million or 21% of the 2000 increase in net rental revenue was contributed by acquired operations. Approximately $2.2 million or 16% of the 1999 increase and $2.1 million or 12% of the 2000 increase in net rental revenue was generated by same store growth. Rental revenue as a percentage of total revenue increased from 49% to 55% to 56% at 1998, 1999, and 2000, respectively. Sales revenue had a corresponding reduction from 51% to 45% to 44% at 1998, 1999 and 2000, respectively. Our strategy has been to increase rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, we have expanded our marketing staff, emphasizing development of the respiratory rental market.

        Home oxygen and respiratory care services and home medical equipment revenues (both sales and rentals) represent 55% and 45% in 1998, respectively, compared to, 62% and 38% in 1999, and 70% and 30% in 2000, respectively. Increases in home oxygen and respiratory care services are due primarily to increased strategic focus on these segments in both marketing and acquisitions.

        The Balanced Budget Act of 1997 ("BBA") was signed into law on August 5, 1997. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA reduced revenue to Interwest approximately $750,000 in fiscal 1998 and an additional $460,000 in fiscal 1999.

        The BBA freezes the consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002. However, the Balanced Budget Refinement Act ("BBRA") enacted in November 1999 lifts the freeze imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002.

Gross Margins

        Gross margins were 63% in 1998, 65% in 1999, and 68% in 2000. Gross margin from net rental revenue was 81% in 1998 compared to 82% in 1999 and 84% in 2000. Gross margin from net sales revenue was 46% in 1998 compared to 47% in 1999 and 46% in 2000. The increase in gross margin is primarily due to increases in rental revenue, with higher margins, as percentage of total revenue partially offset by lower margins on rental revenue due to the BBA reduction in payment for home oxygen services provided to Medicare beneficiaries. Additionally, the increase in gross margin from net sales is primarily due to the elimination of certain low margin products partially offset by pricing pressure from payors. The managed care market fosters competition which has had an adverse effect on reimbursement rate with resultant decrease in margins on rental revenue.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses have increased 20% from $15,253,000 in fiscal 1998 to $18,296,000 in fiscal 1998 and to $26,296,000 in fiscal 2000. Selling, general and administrative expenses increased as a percentage of net revenues from 53.3% in 1998 to 55% in 1999 and to 61% in 2000 primarily due to increased accounts receivable write-offs and adjustments to the allowance for bad debts. Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third and continuing through the fourth quarter of fiscal 2000, and we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. Selling, general and administrative expenses were 54% of net revenues before recognition of the one-time adjustment in fiscal 2000.

Interest Expense

        Interest expense was $1,046,000 in fiscal 1998 compared to $991,000 in fiscal 1999 and $1,367,000 in fiscal 2000. Interest expense as a percentage of revenue was 3.7% in 1998, 3.0% in 1999, and 3.2% in 2000. Our interest expense consists of interest on borrowings under our bank credit agreement, our capital equipment line of credit and bank/seller financing agreements to fund acquisitions. The decrease from 1998 to 1999 was primarily attributable to reductions in the prime interest rate and by payments on long term debt offset by approximately $4.1 million of new and assumed borrowings to fund acquisition activities during fiscal 1999, most of which was funded at the end of September 1999. The increase from 1999 to 2000 was primarily due to increases in the prime interest rate and by approximately $1 million of new borrowings to fund acquisition activities offset by payments on long term debt.

Non-recurring Items

        During the third quarter of fiscal 2000, we sold for $90,000 after commissions and closing costs, a five-acre parcel of land with a basis of $75,000, and we recognized a non-recurring gain of $15,000. During the first quarter of fiscal 1999, we sold for $545,000, a building that had been leased to several independent parties, with a basis of $447,000. After commissions and closing costs, we recognized a non-recurring gain of $67,000. During the third quarter of fiscal 1999, we sold for $105,000, a home that had been 75% owned by Interwest, with a basis of $49,000 After commissions and closing costs, we recognized a non-recurring gain of $50,000.

        Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third quarter and continuing through the fourth quarter of fiscal 2000, and we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses.

Acquisitions

        In fiscal 2000, Interwest acquired, in unrelated transactions, certain operating assets of 3 local competitors. The operations acquired in fiscal 2000 had aggregate annualized revenues of approximately $1 million at the time of acquisition. The cost of these acquisitions was approximately $1 million and was allocated to acquired assets as follows: $.1 million to current assets, $.5 million to property and equipment, and $.4 million to goodwill; we did not acquire accounts receivable. These acquisitions were all integrated with our existing operations in Colorado Springs, Colorado and Las Vegas, Nevada.

        In fiscal 1999, Interwest acquired certain operating assets of HealthCor Holdings, Inc.'s Denver home medical equipment services operations. The operations acquired in fiscal 1999 had aggregate annualized revenues of approximately $7.2 million at the time of acquisition. The cost of this acquisition was approximately $4.1 million and was allocated to acquired assets as follows: $.1 million to current assets and $4.0 million to property and equipment; we did not acquire accounts receivable. This acquisition was integrated with our current operations in Denver. We recognized that certain portions of the annual revenues were at risk for non-renewal and the transaction was priced accordingly. Over time, some of this revenue was lost but rates of realization have now stabilized. We are pleased with this acquisition.


        In fiscal 1998, Interwest acquired, in unrelated transactions, certain operating assets of 5 local competitors. The operations acquired in fiscal 1998 had aggregate annualized revenues of approximately $8.0 million at the time of acquisition. The cost of these acquisitions was approximately $4.4 million and was allocated to acquired assets as follows: $1.9 million to current assets, $1.6 million to property and equipment, and $.9 million to goodwill. These acquisitions resulted in the addition of 4 new operating branches.

Liquidity and Capital Resources

        At September 30, 1998, 1999 and 2000 our working capital was $2,613,000, $9,504,000 and $12,774,000, respectively, increases of $6,891,000 or 264% and
$3,270,000 or 34%, respectively. The increase in fiscal 1999 is primarily due to a new long term credit agreement with a financial institution that converted the majority of our credits into a single six-year line of credit. The increase in fiscal 2000 is due to increases in accounts receivable and conversion of most of our credits into the six-year line of credit.

        Interwest's primary needs for capital are to fund acquisitions and purchase rental equipment. For the years ended September 30, 1998,1999 and 2000, net cash provided by operating activities was $3,278,000, $3,465,000 and $5,615,000, respectively. Fiscal 1999 increased $187,000 or 6% from fiscal 1998 and fiscal 2000 increased $2,150,000 or 62% from fiscal 1999. Significantly contributing to cash provided from operations in fiscal 2000 and 1999 were increased income and non cash expenses of depreciation and amortization. A significant portion of our assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by us. We have encountered billing delays in our efforts to integrate trade receivables from acquisition activities during fiscal 1998 and to receive payments from certain managed care organizations. Accounts receivable is included as security for our lines of credit.

        Net cash used in investing activities amounted to $2,176,000, $4,979,000 and $5,361,000 for the years ended September 30, 1998, 1999 and 2000, respectively. Activity in fiscal 1999 included the purchase of $4,100,000 of assets acquired from HealthCor Holdings, Inc., and our investment in capital equipment of $1,945,000. Activity in fiscal 2000 included the purchase of approximately $400,000 of assets from acquisitions and our investment in capital equipment of approximately $4.4 million.

        Net cash provided by financing activities amounted to $1,618,000 for the year ended September 30, 1999 compared to $1,750,000 and $428,000 used in financing activities for the years ended September 30, 1998 and 2000, respectively. Activity in fiscal 1999 included proceeds of $3,147,000 from long-term debt primarily due to the acquisition of assets from HealthCor Holdings, Inc., and payments of $3,430,000 related to long-term debt. Activity in fiscal 2000 included a reduction of checks written in excess of cash of $1,634,000 and line of credit activity of $14,168,000 in proceeds from long-term debt and $12,982,000 in payments on long-term debt.

        As of September 30, 1999 and 2000, our principal sources of liquidity consisted of $9.5 million and $12.8 million of working capital and approximately $4.2 million and $2.5 million, respectively, available on our $18 million revolving line of credit. Interwest has an $18 million revolving operating line of credit with its principal bank expiring on July 31, 2006. The maximum principal amount will be reduced by $600,000 on a quarterly basis, beginning September 30, 2001 and continuing on the last day of each quarter thereafter. Borrowing under our line of credit is secured and limited to 80% of the net book value of eligible equipment, 75% of eligible accounts receivable and 50% of eligible inventory plus $4 million or 3 times our EBITDA for the most recently preceding 12 months. Interest is currently payable monthly at the bank's prime lending rate minus .5%. As of September, 30, 1998, 1999 and 2000, $4,491,000,
$13,024,000 and $15,540,000, respectively, were outstanding under lines of credit. The increase in fiscal 1999 is primarily due to the new line of credit described above that replaced previous lines of credit and term loans and acquisitions which contributed to additional borrowings under our working capital credit facilities. The increase in fiscal 2000 is primarily due to additional replacement of previous term loans and acquisitions which contributed to additional borrowings under our working capital credit facilities.

        We anticipate that capital expenditures for fiscal 2001 will be approximately $4 million. We believe that we will be able to generate sufficient funds internally, together with funds that may be borrowed under our credit facilities, to meet our anticipated short-term and long-term capital requirements for the foreseeable future.

        Interwest's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. We are not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

Financial Condition

        Net  accounts  receivable  increased  17%  and 8%  from  $10,447,000  to
$12,225,000   and  to  $13,205,000   at  September  30,  1998,   1999  and  2000
respectively. Approximately one-half of the increase during fiscal 1999 is due to receivables from the acquisition in Denver, revenue growth from existing stores during the year and collection delays encountered integrating trade receivables from acquisition activities during fiscal 1998. The increase in fiscal 2000 is primarily due to increased revenues. Our average days sales in net receivables were 111, 122 and 106 days at September 30, 1998,1999 and 2000, respectively. Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third quarter and continuing through the fourth quarter of fiscal 2000, and we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. Meanwhile, our fundamental and current business is strong. The allowance for doubtful accounts was $1,760,000, $1,594,000 and $1,616,000 at September 30, 1998, 1999
and 2000, respectively.

        Inventories decreased 20% and 13% from $3,771,000 to $3,007,000 and to $2,611,000 at September 30, 1998, 1999 and 2000, respectively. Inventories decreased $764,000 during 1999 and $396,000 during 2000 primarily as a result of the continuing shift in product mix toward rentals and respiratory revenue which requires lower inventory levels.

        Notes receivable, including current portion, were $617,000, $187,000 and $723,000 at September 30, 1998, 1999, and 2000, respectively. The decrease is due to payments. The notes receivable before fiscal 2000 originated from the sales of undeveloped real estate, an apartment complex and sale of rehab business operations. In fiscal 2000 we sold four retail locations in Utah and Arizona in exchange for notes receivable of $525,000 as we continue to focus on our respiratory and rental business.

        Property and equipment used in our business, net of accumulated depreciation, amounted to $6,745,000, $11,097,000 and $11,284,000 at September 30, 1998, 1999 and 2000, respectively. The increases in property and equipment are attributable to the fair market value of assets acquired in acquisition activities and patient rental equipment purchased to support increased rental revenue, net of annual depreciation.

        Current liabilities at September 30, 1998, 1999 and 2000 were $12,959,000, $6,916,000 and $4,235,000, respectively, decreases of 47% and 39%, respectively. Correspondingly, current assets grew 5% during fiscal 1999 from $15,572,000 to $16,420,000 and 4% during fiscal 2000 to $17,009,000. The decreases in current liabilities are primarily due to a new long term credit agreement with a financial institution that converted majority of our credits into a single six-year line of credit. The increase in current assets is due primarily to increases in net accounts receivable due to acquired operations, revenue growth from existing stores during the year and billing delays encountered integrating trade receivables from acquisition activities during fiscal 1998.

Option Agreements

        On December 9, 1996, Interwest entered into an option agreement with eight private investors. The terms of the agreement provide the investors the right to purchase, pursuant to options and warrants, up to an aggregate of 1,170,714 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If the optionees elected to exercise their rights in full, the total proceeds would be approximately $5.9 to 6.5 million. On December 19, 1996, the investors paid $100,000 option fee providing the right to exercise options to purchase 162,500 shares of common stock at a price $4.28 within 180 days. During the year ended September 30, 1997, the optionees exercised the option by paying $694,500 in exchange for 162,266 shares of our common stock and issuance of warrants for 162,266 shares of common stock exercisable for three years at $4.28 during the first warrant year, $4.75 during the second year, and $5.25 during the third warrant year. On June 26, 2000, the second $100,000 option fee was converted to 21,130 shares and warrants for 21,130 shares of common stock exercisable for three years (from June 30, 1997) at $4.78 during the first warrant year, $5.25 during the second year, and $5.75 during the third warrant year. All of the terms of this option agreement have expired without any further exercise.

        On September 30, 1997, Interwest entered into an option agreement with each of its outside Directors. The terms of the agreements provide the Directors the right to purchase, pursuant to options and warrants, up to an aggregate of 198,000 newly issued common shares at prices ranging from $4.28 to $7.00 per share. If each Director elected to exercise his rights in full, the total proceeds to Interwest would be approximately $1.02 to $1.12 million. On October 10, 1997, each Director paid a $1,000 option fee providing each Director the right to exercise options to purchase 8,250 shares of common stock at a price $4.28 within 180 days. During the year ended September 30, 1998, the Directors exercised options by paying $59,852 in exchange for 13,984 shares of our common stock and issuance of warrants for 13,984 shares of common stock exercisable for three years at $4.28 during the first warrant year, $4.75 during the second year, and $5.25 during the third warrant year. As of September 30, 1998, all of the terms of this option agreement had expired without any further exercise.

        There have been no other significant changes in capitalization or financial status during the past three years that are not reflected in the financial statements.

Inflation

        Inflation continues to apply modest upward pressure on the cost of goods and services provided by Interwest. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Year 2000 Compliance

        We had developed plans to address the possible exposures related to the impact on our computer systems for the Year 2000. Since entering the Year 2000, we have not experienced any major disruptions to our business, nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers. Furthermore, we did not experience any material impact on business at calendar year end. We will continue to monitor our critical systems over the next several months but do not anticipate any significant impacts due to Year 2000 exposures from our internal systems as well as from the activities of our suppliers and customers.

Forward Outlook and Risks

        From time to time, Interwest may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Interwest notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in any of our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of Interwest's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, rules and regulations relating to home health care industry, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting Interwest's industry and business; (c) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for our products and services; and (e) other risks detailed in our Securities and Exchange Commission filings.

        This Form 10-K contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of Interwest. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, Interwest's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on Interwest's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, Interwest's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent our judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to Interwest are expressly qualified in their entirety by the Cautionary Statements. Interwest disclaims, however, any intent or obligation to update its forward-looking statements.

        High Leverage. As of September 30, 1999 and 2000, Interwest had total stockholder's equity of $11.2 and $12.7 million and total indebtedness of $21.1 and $20 million. Accordingly, our balance sheet is highly leveraged. This, in turn, has important consequences to Interwest. Our ability to obtain additional financing may be impaired. Additionally, a substantial portion of our cash flows from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations. Interwest's leverage will substantially increase our vulnerability to changes in the industry or adverse changes in our business. See "Liquidity and Capital Resources" and our fiscal 2000 consolidated financial statements, included herein.

     Changing Regulatory Environment. Interwest's business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. See "Government Regulation."

        Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of our net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 and 1999 had an adverse impact on our net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced. However, the Balanced Budget Refinement Act ("BBRA") enacted in November 1999 lifts the freeze imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002. See "Reimbursement for Services" and "Government Regulation."

        Slow Reimbursements. At September 30, 1998, 1999 and 2000, approximately 36%, 32% and 38% of our net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or our inability to decrease days net sales outstanding could have a material adverse effect on our financial condition or results of operations. During fiscal 1998, 1999 and 2000 we terminated relationships with certain managed care organizations and continues to review our managed care contracts.

        Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third and continuing through the fourth quarter of fiscal 2000, and we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. There can be no assurance that our days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to Interwest for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources."

        Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While Interwest's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on our financial condition or results of operations. During fiscal 1998, 1999 and 2000 we terminated relationships with certain managed care organizations as we continue to review our managed care contracts. See "Sales and Marketing" and "Government Regulation."

        Risks Related to Goodwill. At September 30, 1999 and 2000, unamortized goodwill resulting from acquisitions was approximately $4.4 and $4.6 million, or approximately 13.7% and 13.8% of total assets, respectively. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that Interwest will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. We will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at September 30, 1999 and 2000, the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on our financial condition or results of operations.

        Risks Associated with Acquisitions. While Interwest completed four acquisitions between fiscal 1999 and 2000, the rate of acquisitions we pursue in the future will depend on a variety of factors, including, legislative and regulatory developments, regulations and policies concerning reimbursement, including reimbursement for Medicare, attractiveness of pricing and availability of acquisition capital at acceptable prices. We intend to concentrate primarily upon internal growth. See "Strategy." Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

        Interwest has encountered collection difficulties from acquired Accounts Receivable due to: (i) failure to document initial service authorizations or continued service authorizations in required time frames, (ii) inability to retain or adequately replace billing representatives with knowledgeable personnel due to the complex billing requirements encountered in the industry, and (iii) difficulties in converting data from acquired companies to our accounting and billing system. Consequently, we intend to restrict acquisition of Accounts Receivable in the future.

        When evaluating acquisitions, we focus primarily on growth within our existing geographic markets, which we believe is generally more profitable than adding additional operating centers in new markets. See "Strategy." In attempting to make acquisitions, we compete with other providers, some of which have greater financial resources than Interwest. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. There can be no assurance that we in the future will be able to negotiate, finance or integrate acquisitions without experiencing adverse consequences that could have a material adverse effect on Interwest's financial condition or results of operations. Acquisitions involve numerous short and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect Interwest's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond our control, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms.

        Competition. The home medical equipment services industry is highly competitive and includes national, regional and local providers. Interwest competes with a large number of companies in all areas in which its operations are located. Our competitors include major national and regional companies, hospital-owned companies, and numerous local providers. Some current and potential competitors have or may obtain significantly greater financial and marketing resources than Interwest. Accordingly, other companies, including managed care organizations, hospitals, long-term care providers and health care providers that currently are not serving the home health care market, may become competitors. As a result, we could encounter increased competition in the future that may limit our ability to maintain or increase our market share or otherwise materially adversely affect our financial condition or results of operations.

        Regulatory Compliance. Interwest is subject to extensive regulation which govern financial and other arrangements between healthcare providers at both the federal and state level. At the federal level, such laws include (i) the Anti-Kickback Statute, which generally prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any good, facility services or items for which payment can be made under Medicare and Medicaid, federal and state health care programs, (ii) the Federal False Claims Act, which prohibits the submission for payment to the federal government of fraudulent claims, and (iii) "Stark legislation," which generally prohibits, with limited exceptions, the referrals of patients by a physician to providers of "designated health services" under the Medicare and Medicaid programs, including durable medical equipment, where the physician has a financial relationship with the provider. Violations of these provisions may result in civil and criminal penalties, loss of licensure and exclusion from participation in the Medicare and Medicaid programs. Many states have also adopted statutes and regulations which prohibit provider referrals to an entity in which the provider has a financial interest, remuneration or fee-splitting arrangements between health care providers for patient referrals and other types of financial arrangements with health care providers. See "Government Regulation."

        The federal government, private insurers and various state enforcement agencies have increased their scrutiny of provider business practices and claims, particularly in the areas of home health care services and products in an effort to identify and prosecute parties engaged in fraudulent and abusive practices. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies. ORT, which initially focused on companies located in California, Florida,

Illinois, New York and Texas, the states with the largest Medicare populations, has been expanded to all fifty states. See "Government Regulation." While Interwest believes that it is in material compliance with such laws, there can be no assurance that the practices of Interwest, if reviewed, would be found to be in full compliance with such laws or interpretations of such laws.

        While Interwest believes that it is in material compliance with the fraud and abuse and self-referral laws, there can be no assurance that our practices, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. Although we do not believe we have violated any fraud and abuse laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of Interwest.

        Claims Audits. Durable Medical Equipment Regional Carriers ("DMERC") are private organizations that contract to serve as the government's agents for the processing of claims for items and services provided under Part B of the Medicare program. The DMERC's and Medicaid agencies also periodically conduct prepayment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. Such reviews and/or claims audits of our claims and related documentation could result in denials of claims for payment submitted by Interwest or in government demands for significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the DMERC's to be inadequately supported by the required documentation.

      From time to time Interwest is subject to routine pre-payment and post-payment reviews and other audits of claims submitted. We cooperate with regulatory authorities in order to resolve issues and refer requests to our Compliance Director and defense counsel as appropriate. While we believe that we are in material compliance with claims regulations and cannot estimate any amount for potential claims recoupment there can be no assurance that claims audits leading to refunds or recoupments will not have a material adverse effect on the future operations of Interwest.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, including the impact of commodity price changes and changes in the market value of its investments and, to a lesser extent, interest rate changes and foreign currency fluctuations. In the normal course of business as described below, the Company employs policies and procedures with the objective of limiting the impact of market risks on earnings and cash flows and to lower its overall borrowing costs.

         The impact of interest rate changes and foreign currency fluctuations is not material to the Company's financial condition. The Company does not enter into interest rate and foreign currency transactions for speculative purposes. It is also the Company's policy to price products from vendors and to customers in U.S. dollars and to receive payment in U.S. dollars. The Company has no international operations.
         The Company's risks involving commodity price changes relate to prices it ultimately pays for its inventory of final goods offered for sale or rent.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Interest Home Medical, Inc.  Financial Statements                         Page

      Report of Independent Accountants ....................................35

      Consolidated Balance Sheets...........................................36
        September 30, 1999 and 1998

      Consolidated Statements of Income.....................................38
        Years ended September 30, 1999 and 1998

      Consolidated Statements of Stockholders' Equity.......................39
        Years ended September 30, 1999 and September 30, 1998

      Consolidated Statements of Cash Flows.................................40
         Years ended September 30, 1999 and 1998

      Notes to Consolidated Financial Statements............................42

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Interwest Home Medical, Inc.

We have audited the accompanying consolidated balance sheet of Interwest Home Medical, Inc. and subsidiaries, as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended September 30,2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interwest Home Medical, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the 3 years ended September 30,2000 in conformity with generally accepted accounting principles.



                                    TANNER + CO.

Salt Lake City, Utah
November 22, 2000

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                      SEPTEMBER 30, 2000
------------------------------------------------------------------------------





                                                       2000        1999
                                                  ------------------------
         Assets

Current assets:
   Cash and cash equivalents                      $    183,000  $  357,000
   Accounts receivable, net of allowance for
    doubtful accounts of $1,616,000 and $1,594,000  13,205,000  12,225,000
   Income tax refund receivable                        135,000           -
   Inventories                                       2,611,000   3,007,000
   Current portion of notes receivable                 147,000      54,000
   Other current assets                                 95,000      77,000
   Deferred tax asset                                  633,000     700,000
                                                  ------------------------

            Total current assets                    17,009,000  16,420,000

Notes receivable                                       577,000     133,000
Investment in undeveloped real estate                        -      76,000
Property and equipment - net                        11,284,000  11,097,000
Intangible assets, net                               4,632,000   4,422,000
Other assets                                           209,000     192,000
                                                  ------------------------






                                                  $ 33,711,000 $32,340,000
                                                  ========================



------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      36

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheet - Continued
                                                      September 30, 2000
------------------------------------------------------------------------------





                                                    2000        1999
                                                ------------------------
         Liabilities and Stockholders' Equity
        --------------------------------------
Current liabilities:
   Checks written in excess of cash in bank     $    101,000 $ 1,735,000
   Current portion of long-term debt               1,016,000   1,791,000
   Accounts payable                                2,365,000   2,293,000
   Accrued expenses                                  753,000     743,000
   Income taxes payable                                    -     354,000
                                                ------------------------

            Total current liabilities              4,235,000   6,916,000
                                                ------------------------

Deferred tax liability                             1,231,000     958,000

Long-term debt                                    15,499,000  13,273,000
                                                ------------------------

            Total liabilities                     20,965,000  21,147,000

Commitments and contingencies                              -           -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
   authorized and -0- shares issued and outstanding        -           -
   Common stock, no par value; 50,000,000 shares
    authorized, 4,104,990 and 4,075,685 shares
    issued and outstanding for the years ended
    September 30, 2000, and 1999, respectively     3,419,000   3,299,000
   Retained earnings                               9,327,000   7,894,000
                                                ------------------------

         Total stockholders' equity               12,746,000  11,193,000
                                                ------------------------

                                                $ 33,711,000 $32,340,000
                                                ========================


See accompanying notes to consolidated financial statements

------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      37

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                        Consolidated Statement of Income
                                          Years Ended September 30, 2000
------------------------------------------------------------------------------





                                         2000         1999        1998
                                     ---------------------------------------
Revenue:
   Net rental income                 $ 24,189,000 $ 18,229,000  $14,144,000
   Net sales                           19,114,000   15,033,000   14,492,000
                                     ---------------------------------------

            Total revenue              43,303,000   33,262,000   28,636,000

Cost of sales and rental               13,897,000   11,684,000   10,582,000
                                     ---------------------------------------

            Gross profit               29,406,000   21,578,000   18,054,000

Selling, general and administrative
   expenses                            17,818,000   14,571,000   12,253,000
Bad debt expense                        5,014,000    1,170,000      958,000
Depreciation and amortization           3,464,000    2,555,000    2,042,000
                                     ---------------------------------------

            Income from operations      3,110,000    3,282,000    2,801,000

Other income (expense):
   Other income                            79,000      126,000          -
   Interest income                        161,000      243,000      206,000
   Interest expense                    (1,367,000)    (991,000)  (1,046,000)
                                     ---------------------------------------

            Income before income        1,983,000    2,660,000    1,961,000
            taxes

Income tax benefit (expense):
   Current                               (210,000)    (256,000)    (846,000)
   Deferred                              (340,000)    (543,000)     311,000
                                     ---------------------------------------

            Total income taxes           (550,000)    (799,000)    (535,000)
                                     ---------------------------------------

            Net income               $  1,433,000   $1,861,000   $1,426,000
                                     =======================================

            Net income per share:
               Basic                 $        .35   $      .45   $      .35
                                     =======================================

               Fully diluted         $        .34   $      .45   $      .35
                                     =======================================



------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      38

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                          Consolidated Statement of Stockholders' Equity
                           Years Ended September 30, 2000, 1999 and 1998
------------------------------------------------------------------------------







                               Preferred Stock      Common Stock
                             ---------------------------------------Retained
                               Shares    Amount   Shares    Amount  Earnings
                             --------------------------------------------------

Balance, October 1, 1997      $   -       -     4,060,905 $3,239,000 $4,607,000

Issuance of common stock          -       -        14,780     60,000      -

Net income                        -       -          -          -     1,426,000
                             ---------------------------------------------------

Balance, September 30, 1998       -       -     4,075,685  3,299,000  6,033,000


Net income                        -       -          -          -     1,861,000
                             --------------------------------------------------

Balance September 30, 1999        -       -     4,075,685  3,299,000  7,894,000

Issuance of common stock          -       -        29,305    120,000      -

Net income                        -       -          -          -     1,433,000
                             --------------------------------------------------

Balance September 30, 2000        -    $  -     4,104,990 $3,419,000 $9,327,000
                             ==================================================




------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      39

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                               Years Ended September 30,
------------------------------------------------------------------------------


                                                        2000      1999       1998
                                                   ------------------------------------
Cash flows from operating activities:
   Reconciliation of net income to net cash
     provided by operating activities:
      Net income                                   $1,433,000   $1,861,000  $1,426,000
  Adjustments to reconcile net
      income to net cash provided by operating activities:
         Depreciation and amortization              3,464,000    2,555,000   2,042,000
         Gain on settlement of litigation                -         (96,000)      -
         (Gain) loss on sale of assets                 96,000     (126,000)     28,000
         (Increase) decrease in:
            Accounts receivable, net                 (980,000)  (1,778,000) (1,884,000)
            Inventories                             1,605,000    1,528,000     588,000
            Other current assets                      (19,000)      80,000      16,000
            Other assets                              (17,000)     (41,000)     40,000
            Deferred tax asset                         67,000        1,000    (460,000)
         Increase (decrease) in:
            Accounts payable                           72,000     (507,000)    439,000
            Accrued expenses                          110,000      (24,000)    173,000
            Income taxes                             (489,000)    (530,000)    721,000
            (receivable)/payable
            Deferred income taxes                     273,000      542,000     149,000
                                                   ------------------------------------

               Net cash provided by
               operating activities                 5,615,000    3,465,000   3,278,000
                                                   ------------------------------------

Cash flows from investment activities:
   Collection of notes receivable                      64,000      430,000      93,000
   Issuance of notes receivable                       (75,000)        -           -
   Proceeds from sale of property and                  38,000       23,000      13,000
   equipment
   Proceeds from sale of investment in
   office  building and undeveloped real               90,000      613,000        -
   estate
   Increase in investment in office building                          -        (11,000)
   Purchase of property and equipment              (4,864,000)  (6,045,000) (2,071,000)
   Purchase of intangible assets                     (614,000)        -       (200,000)
                                                   ------------------------------------

               Net cash used in
               investing activities                (5,361,000)  (4,979,000) (2,176,000)
                                                   ------------------------------------

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                      40

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                                               Continued

------------------------------------------------------------------------------



                                              2000        1999          1998
                                         --------------------------------------

Cash flows from financing activities:
   Checks written in excess of cash       (1,634,000)    964,000      (171,000)
   Proceeds from notes payable                 -       6,836,000   (12,677,000)
   Payments on notes payable                   -      (5,899,000)   13,805,000
   Proceeds from long-term debt           14,168,000   3,147,000        44,000
   Payments on long-term debt            (12,982,000) (3,430,000)   (2,811,000)
   Issuance of common stock                   20,000        -           60,000
                                         --------------------------------------

            Net cash provided by (used
            in) financing activities        (428,000)  1,618,000    (1,750,000)
                                         --------------------------------------

            Net increase (decrease) in      (174,000)    104,000      (648,000)
            cash

Cash, beginning of year                      357,000     253,000       901,000
                                         --------------------------------------

Cash, end of year                         $  183,000   $ 357,000    $  253,000
                                         ======================================


Supplemental disclosure of cash flow
information:
   Cash paid during the year for:

         Interest                         $1,258,000   $ 971,000    $1,021,000
                                         ======================================

         Income taxes                     $  386,000   $ 786,000    $  125,000
                                         ======================================





------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      41

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                                    Consolidated Statement of Cash Flows
                                                               Continued


------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities:

2000

o The Company financed the purchase of property and equipment in the amount of $183,000 with long term debt.

o The Company sold segments of its business in Utah and Arizona in exchange for notes receivable in the amount of $525,000.

o The Company acquired assets from two companies with long term debt of $82,000.

o The Company issued 21,130 shares of common stock to retire accrued expenses of $100,000.

o   The Company converted rental equipment of $1,208,647 to inventory.

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

o   The Company converted rental equipment of $764,000 to inventory.

------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      42

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

o   The Company converted $424,000 of rental equipment to inventory.

------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                      43

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



                              Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999
------------------------------------------------------------------------------


1.  Organization and Summary of Significant Accounting Policies
Description of Business
Interwest Home Medical Equipment, Inc., and subsidiaries ("Interwest" or the "Company") provides a diversified range of home health care services and products. The Company currently conducts its business in twenty-three (23) locations in the States of Utah, Colorado, Idaho, Nevada, California, Alaska, and Arizona. The Company divides its products and services into two general categories: (1) home oxygen and respiratory care services, and (2) home medical equipment and supplies.


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

Investment in real estate consisted of one parcel of undeveloped land located in the state of Utah in Utah County. During 2000 the undeveloped land was sold.


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1. Organization and Summary of Significant Accounting Policies Continued Property and Equipment
Property and equipment, consisting of rental equipment, equipment, furniture and fixtures, vehicles and leasehold improvements is stated at historical cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of the assets or the term of the lease agreements.


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


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



1. Organization and Summary of Significant Accounting Policies Continued
Net Income Per Share
Basic net income per share is based on approximately 4,084,000 shares, 4,075,000 shares and 4,071,000 shares for the years ended September 30, 2000, 1999 and 1998, respectively. Diluted net income per share is based on weighted average shares outstanding of approximately 4,252,000, 4,075,000 and 4,071,000 shares for the years ended September 30, 2000, 1999 and 1998, respectively. Diluted earnings per share have been calculated on the Treasury Stock method.

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


The Company's customer base consists primarily of individuals in the Western United States. Substantially all revenues are from these customers. Accounts receivable include those of the individuals and their third party payors, including insurance companies, Medicare, Medicaid and other governmental agencies. Revenues covered by Medicare, which is a third party payor, accounted for approximately 35%, 36% and 33% of total revenues received for the years ended September 30, 2000, 1999 and 1998, respectively.


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


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




Reclassification
Certain amounts in the financial statements for previous years have been reclassified to conform with the current year presentation.


2.Acquisitions
During the year ended September 30, 2000, the Company acquired certain assets of three companies which was accounted for as a purchase and, accordingly, are included in the consolidated financial statements since their respective dates of acquisition. The aggregate purchase price of $1,000,000, which was financed through cash resources and short-term debt, has been allocated to the assets of the Company based on their respective fair market values. The excess of the purchase price over assets acquired of $612,000 has been included in goodwill and is being amortized over periods of ten to forty years.


The following unaudited pro forma consolidated results of operations have been prepared as if the 2000 acquisitions had occurred at the beginning of fiscal 2000:


                                        Pro Forma
                                        Results of
                                        Operations
                                       ------------
                                           2000
                                       ------------

   Total revenue                       $ 43,633,000

   Total expenses                      $(42,071,000)
                                       ------------

   Net income                          $  1,562,000
                                       ============

   Net income per share                $       0.38
                                       ============


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

3.Notes
Receivable
Notes receivable consist of the following at September 30, 2000 and 1999:


                                                 2000                1999
                                             ---------------------------------

Notes receivable in connection with the sale of a segment of the business due in monthly installments of $6,734, including interest of 9%. The note is due in August 2005 and is secured by a personal guarantee from the purchaser
                                            $    321,000              -



Notes receivable in connection with the sale of a segment of the business due in monthly installments of $4,164, including interest of 9%. The note is due in August 2005 and is secured by the personal guarantee of the purchaser
                                                 199,000              -


Notes receivable in connection with
the sale of a segment of the business
due in monthly installments of $5,633,
including interest at 8.5%.  The note is
due in October 2002 and is unsecure              129,000          187,000


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------





Note receivable due on demand,
including interest of 8%.  The note
was due October 1999 and is secured
by the personal guarantee of a third
party                                               75,000            -
                                                -----------------------------

                                                   724,000         187,000

Less current portion                               147,000          54,000
                                                -----------------------------

                                              $    577,000       $ 133,000
                                                =============================



4.Property and Equipment

Property and equipment at September 30, 2000 and 1999 consist of the following:


                                     Life         2000        1999
                                  -----------------------------------

Rental equipment                  3-10 year   $18,410,000  $15,990,000
Equipment and signs               3-10 years    1,649,000    1,417,000
Furniture and fixtures            3-10 years      541,000      498,000
Vehicles                           2-5 years    1,035,000    1,021,000
Leasehold improvements             3-5 years      344,000      322,000
                                 -------------------------------------

                                               21,979,000   19,248,000

Less accumulated
depreciation and amortization                  10,695,000    8,151,000
                                              -------------------------

                                              $11,284,000  $11,097,000
                                              =========================




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



5.Intangible
Assets
Intangible assets at September 30, 2000 and 1999 consist of the following:


                              Life      2000        1999
                         -----------------------------------

Goodwill                  5-40 years $4,920,000  $4,557,000
Noncompete agreements      5-7 years    399,000     399,000
Other                        5 years     30,000      30,000
                         -----------------------------------

                                      5,349,000   4,986,000

Less accumulated
  amortization                          717,000     564,000
                                     -----------------------

                                     $4,632,000  $4,422,000
                                     ======================




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------




6.Long-term
Debt
Long-term debt at September 30, 2000 and 1999, consists of the following:


                                                       2000          1999
                                                  ---------------------------
Note payable to a bank requiring quarterly principal payments of $600,000, beginning September 30, 2000. The total borrowing available under the note is $18 million. Monthly interest payments are due at a rate of the bank's prime rate (9.50% at September 30, 2000) minus .5%, secured by accounts receivable, inventory and equipment, due July 2006
                                                   $15,540,000   $13,024,000

Notes payable in connection with the acquisition of companies requiring aggregate monthly payments of $25,049 including interest at rates of
8% to 9%, unsecured
                                                       286,000       501,000


Installment contracts payable in aggregate monthly installments totaling $2,069 including interest ranging from 10% to 10.99%, secured by vehicles
                                                         9,000        24,000

Note payable in connection with the
acquisition of a company requiring a
single payment in March, 2000,
including interest at 8%, unsecured                         -        400,000


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------





Capital lease obligations (see note 7)                    680,000    1,115,000
                                                    ---------------------------

                                                       16,515,000   15,064,000

Less current portion                                    1,016,000    1,791,000
                                                    ---------------------------

Long-term debt                                        $15,499,000  $13,273,000
                                                    ===========================

6.Long-term Debt Continued

Future maturities of long-term debt at September 30, 2000 were as follows:


Year ending September 30:
   2001                                $  1,016,000
   2002                                   2,672,000
   2003                                   2,614,000
   2004                                   2,473,000
   2005                                   2,400,000
   Thereafter                             5,340,000
                                       ------------

                                       $ 16,515,000
                                       ============




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



7.Lease Obligations
The Company leases certain equipment under terms accounted for as capital leases. The Company also leases its facilities and small equipment under noncancellable operating leases. At September 30, 2000 and 1999, the total cost of all assets currently under capital lease is $1,573,000 and $1,752,000, respectively. Accumulated amortization at that date amounted to $561,000 and $623,000, respectively. The following summarizes future minimum lease payments under leases at September 30, 2000:


                             Operating   Capital
Year Ending September 30:     Leases      Leases
                            -----------------------

                  2001      $   734,000$    257,000
                  2002          643,000     225,000
                  2003          499,000     218,000
                  2004          309,000      75,000
                  Thereafter    564,000           -
                            -----------------------

                            $ 2,749,000     775,000
                            =======================

Less amounts representing interest           95,000
                                       ------------

Present value of future minimum
  lease payments                       $    680,000
                                       ------------


7.Lease Obligations Continued
Total rent expense for operating leases was approximately $957,000, $894,000 and $925,000 for the years ended September 30, 2000, 1999, and 1998, respectively.



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



8. Income Taxes
The provisions for income taxes differ from the amount computed at federal statutory rates as follows:


                         2000      1999      1998
                      --------------------------------

Tax at statutory rate$ (675,000) $(904,000) $(667,000)
State tax              (100,000)  (130,000)  (117,000)
Change in valuation
  allowance             275,000    328,000    279,000
Other                   (50,000)   (93,000)   (30,000)
                      --------------------------------

                     $ (550,000) $(799,000) $(535,000)
                      ================================



The deferred income tax benefit (liability) for the years ended September 30, 2000 and 1999 is as follows:


                               2000        1999
                           ------------------------
Short-term:
   Allowance for bad debts $  549,000   $  590,000
   Employee benefits           84,000       70,000
   Other                         -          40,000
                           ------------------------

   Deferred tax asset      $  633,000   $  700,000
                           ========================



                               2000        1999
                            -----------------------
Long-term:
   Depreciation             $(1,231,000) $ (958,000)
   Net operating loss carryforward    -     275,000
   Valuation allowance                -    (275,000)
                            -----------------------

   Deferred tax liability   $(1,231,000) $ (958,000)
                            =======================


A valuation allowance has been established in 1999 for the possible utilization of certain timing differences relating to the net operating loss carryforward.

------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



9.Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000 and 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


10.401(K) Savings Plan
The Company has a contributory 401(K) savings plan covering all employees who are at least 21 years of age, work at least 1,000 hours per year, and have a minimum of one year of service to the Company. All contributions by the Company are fully discretionary. The Company made contributions of $101,000, $70,000 and $50,000 in 2000, 1999 and 1998, respectively.


11.Stock Options and Warrants
Employee Options
In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 312,500 shares of common stock may be granted to employees and other persons to purchase the Company's common stock. No individual may be granted stock options exceeding $100,000 fair market value in any one year. The stock options vest at varying rates, are exercisable within the time or upon the events determined by the option agreement and terminate after ten years from the date of grant for stockholders owing more than 10 percent of all classes of stock and after 10 years for all others. At September 30, 2000, options to purchase 295,000 shares remain unexercised under this agreement.


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



11.Stock Options and Warrants Continued
In February 2000, the Company adopted a stock incentive plan. Under the plan, stock options aggregating 600,000 shares of common stock may be granted to employees and other persons to purchase the Company's common stock. No individual may be granted stock options exceeding $100,000 fair market value in any one year. The stock options vest at varying rates, are exercisable within the time or upon the events determined by the option agreement and terminate after ten years from the date of grant. At September 30, 2000, options to purchase 220,000 shares remain unexercised under this agreement.


Director Options
In February 1995, the Company adopted a stock option plan. Under the plan, stock options aggregating 75,000 shares of common stock may be granted to non-employee directors to purchase the Company's common stock. No individual may be granted more than one stock option per year, nor more than 11,000 shares on the exercise of all options granted pursuant to this agreement. The stock options are exercisable within six months after the grant date and terminate after ten years from the date of grant. At September 30, 2000, this plan had been terminated and options to purchase 19,500 shares remained unexercised under this agreement.


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


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



11.Stock Options and Warrants Continued
In addition, the Company has issued options to purchase an aggregate of 120,000 shares to three board members. The options are exercisable beginning one year after issuance and terminate ten years from the date of grant. During September 30, 2000, the Company issued options to purchase an aggregate of 120,000 shares to three board members. The options vest one-third per year beginning March 31, 2001. The options terminate ten years from the date of grant. As of September 30, 2000, none of the options were exercised.





During March 1998, the Company entered into a stock option agreement with a consultant. The stock option agreement granted options to purchase 17, 500 shares of common stock exercisable for 8 years. Options to purchase 11,666 and 5,834 shares of common stock are exercisable at $3.50 and $4.00, respectively. At September 30, 2000 no options had been exercised under this agreement.



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



11.Stock Options and Warrants Continued
A schedule of the options and warrants at September 30, 2000, 1999 and 1998 is as follows:


                             Number of
                       ----------------------  Price Per
                         Options   Warrants     Share
                       --------------------------------------

Outstanding at
  October 1, 1997        274,984   183,529   $  2.50 - 5.52
   Granted               209,766    13,984      3.00 - 4.28
   Exercised             (13,984)     -         4.00 - 4.28
   Expired               (85,016)     -         4.00 - 4.28
                       --------------------------------------

Outstanding at
  September 30, 1998     385,750   197,513      2.50 - 5.52
   Granted                  -         -              -
   Exercised                -         -              -
   Expired                (5,000)     -              -
                       --------------------------------------

Outstanding at
  September 30, 1999     380,750   197,513      2.50 - 5.52
   Granted               525,000      -         3.00 - 3.30
   Exercised             (11,000)     -         3.00 - 4.00
   Expired                (5,000) (183,529)     4.00 - 5.75
                       --------------------------------------

Outstanding at
  September 30, 2000     889,750    13,984    $ 2.50 - 5.52
                       ---------------------------------------




------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



12. Stock-Based Compensation
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                           September 30,
                               ------------------------------------
                                 2000          1999         1998
                               ------------------------------------

Net Income - as  reported      $1,433,000  $1,861,000    $1,426,000
Net Income - pro forma         $1,047,000  $1,789,000    $1,301,000
Earnings  per share - as reported    0.35  $     0.45    $      .35
Earnings per share - pro form        0.25  $     0.42    $      .32
                               -------------------------------------



The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                     September 30,
                                        ----------------------------------
                                            2000        1999        1998
                                        ----------------------------------

Expected dividend yield                 $    -       $   -         $  -
Expected stock price volatility             42%         44%          42%
Risk-free interest rate                 6.0% - 6.5%    4.4%         4.4%
Expected life of options                5-10 years    1-5 years  1-5 years
                                        ===================================



The weighted average fair value of options outstanding during 2000, 1999 and 1998 are $1.74, $1.49 and $1.44 per share, respectively.

------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



12.Stock-Based Compensation Continued
The following table summarizes information about fixed stock options outstanding at September 30, 2000:


             Options Outstanding                    Options Exercisable
         ----------------------------------------------------------------------
                                 Weighted
                                  Average
                      Number     Remaining     Weighted    Number    Weighted
          Range of Outstanding  Contractual    Average   Exercisabe  lAverage
          Exercise     at          Life        Exercise      at      Exercise
           Prices    9/30/00     (Years)        Price     9/30/00     Price
    ---------------------------------------------------------------------------

      $ 2.50-$4.28    889,234     6.92         $3.20      572,898    $ 3.26
       4.75 - 5.52     14,500     5.06          5.27       14,500      5.27
    ---------------------------------------------------------------------------

      $ 2.50 - 5.52   903,734     6.89       $  3.23      587,398    $ 3.31
    ===========================================================================



13.Employee Stock Purchase Plan
During the year ended September 30, 1996, the Company adopted a Stock Purchase Plan (the "Plan"). The Plan is designed to provide employees of the Company with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The number of shares which may be purchased under the Plan is 500,000. At September 30, 2000, 1999 and 1998, 34,050, 28,525 and 16,751
shares, respectively, of common stock had been cumulatively purchased under the plan.


14.Commitments and Contingencies
In October 1991, an officer of the Company retired and a trust was created which purchased 429,552 shares of the Company's common stock from the officer. In exchange for the stock, a note was entered into between the trust and the retired officer in the principal amount of $305,000. The note requires monthly payments over ten years of $4,000, including principal and interest at an annual rate of 8 percent. Certain employees of the Company have entered into an agreement to purchase the shares of stock from the trust under similar terms. At the employees' option, shares can be issued as they are purchased. The Company has guaranteed the collectibility of amounts due the trust by the employees. The outstanding balance of the note was $43,000 at September 30, 2000.


------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



14.Commitments and Contingencies Continued
Litigation
The Company is involved in certain litigation related to normal business operations. Management believes that sufficient reserves have been accrued and there will not be any material effect upon the Company's financial condition.


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


15.Preferred Stock
Preferred stock has voting rights of one vote for one share. The preferred stock is convertible at the option of the holder into common stock based upon the trading value of the common stock. The conversion rate varies from one share for one share up to receiving three shares of common stock for one share of common stock. At September 30, 2000 and 1999 there were no shares of preferred stock issued and outstanding.

16.Sale of Office Building and Undeveloped Real Estate
During the year ended September 30, 1999, the Company sold a building and a portion of its investment in undeveloped real estate with a book value of $496,000. The proceeds from the sale of $613,000 was received in cash. The resulting gain on the sale was $117,000.


During the year ended September 30, 2000, the Company sold the remaining portion of its investment in undeveloped real estate with a book value of $76,000, The net proceeds from the sale of $90,000 was received in cash. The resulting gain on sale was $14,000.



------------------------------------------------------------------------------

                           INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements
                                                               Continued

------------------------------------------------------------------------------



17.Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.


------------------------------------------------------------------------------

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of Interwest, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                          Age         Position
     -------------------------------------------------------------------
      James E. Robinson             49          CEO /President/Chairman
      James U. Jensen               56          Director
      Dr. Jeffrey F. Poore          52          Director
      Jerald L. Nelson              58          Director
      Que H. Christensen            45          COO/Vice President
      Serena Falgoust               53          Secretary

     James E. Robinson. Mr. Robinson has been president and a director of Interwest since February 1995. Mr. Robinson has been President (CEO) and Chairman of the Board of Interwest Medical Equipment Distributors, Inc. since October 1982. He also acted as Treasurer until 1990. Mr. Robinson graduated from Brigham Young University with a Master of Accountancy degree in 1975. He worked until July 1977 with Haskins & Sells at which time he joined Robinson's Medical Mart (a predecessor company to Interwest Medical) as its Vice President and Treasurer. Mr. Robinson was elected to the Board of Directors of the National Association of Medical Equipment Suppliers (NAMES) in 1984 where he served as Treasurer from 1986 until 1990, Chair from 1990 to 1991, Immediate Past-Chairman from 1991 to 1992, and continues as an "Ex-Officer" Board member. He was also elected to the Board of Directors of Medical Equipment Distributors, Inc. (The MED Group) in 1985 and served as its Chair from 1988 until 1992. Mr. Robinson has been active in many local, regional, and national organizations which represent individuals with disabilities. He is currently serving as the Chair of the Utah Assistive Technology Foundation (UATF).

     James U. Jensen. Mr. Jensen has been a director of Interwest since February 1995. Mr. Jensen has been Vice President, Corporate Development and Legal Affairs for NPS Pharmaceuticals, Inc. since July 1991. He was Secretary and a director of Interwest Medical

Equipment Distributors, Inc. from 1987 to 1995. From 1988 to July 1991 Mr. Jensen was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C. concentrating on technology transfer and licensing and corporate finance. From 1983 until July 1985 he served as outside general counsel for a software company. From July 1985 to October 1986 he served as it's Chief Financial Officer. From 1980 to 1983 Mr. Jensen served as General Counsel and Secretary of Dictaphone Corporation, a subsidiary of Pitney Bowes, Inc. He serves as a director of NPS Pharmaceuticals, Inc., a public company and of Wasatch Advisors Funds, Inc., a publicly registered investment company. Mr. Jensen received a B.A. in English/Linguistics from the University of Utah and a J.D. and an M.B.A. degree from Columbia University.

      Jeffrey F. Poore D.D.S. Dr. Poore has been a director of Interwest since February 1995. Presently, Dr. Poore is a court appointed receiver and custodian over several companies. Dr. Poore was previously President, CEO, and Chairman of the Board of Healthchair Group, Inc. He served as President of CompHealth from 1995 through 1996. He is also a 20-year veteran of the health care industry and an early champion of the concept of managed care. Prior to joining CompHealth, he coordinated mergers, acquisitions and development in the office of the CEO at FHP International, Inc., a health maintenance organization. During his tenure at FHP he also directed staff in the organization's operational finance, financial services, marketing, sales, medical, PPO/IPA, and contracting divisions. He also has experience as a health care lobbyist and provider. He was in private dental practice for many years. He earned his DDS from Loyola Medical Center in 1976, and a BA in Economics from Brigham Young University in 1971.

     Jerald L. Nelson Ph.D. Dr. Nelson served as a director of Interwest from April 1990 to February 1995, and was reappointed a director in August, 1995. In 1997, he was instrumental in starting a long distance phone company, Family Telecommunications, Inc., which was recently sold to I-Link, Inc., a Utah based, publicly traded telecommunications firm. He graduated from the University of Utah with a B.A. in business and holds a Ph.D. in Economics from North Carolina State University. Dr. Nelson has over twenty-five years of experience as an economist, business executive and financial analyst. His career began in 1972 in NYC with TWA. Later he advised Fortune 500 firms as a consultant with Date Resources, Inc. and then directed planning efforts at U.S. Industries, Inc. He has served on numerous Boards of Directors including Arrow Dynamics, Gentner Communications and One-2-One Communications, where he also served as Chairman and CEO.

     Que H. Christensen, CPA. Mr. Christensen was appointed an officer of Interwest in February 1995. Mr. Christensen joined Interwest Medical Equipment Distributors, Inc. as the controller in October 1990. He has been an officer and director of Interwest Medical Equipment Distributors, Inc. since October 1991. From 1980 to 1988 he worked as a CPA for Main Hurdman and KPMG Peat Marwick. From 1988 to 1990 he was vice president of a Utah based financial institution. Mr. Christensen graduated from the University of Utah with a Bachelor of Science degree in Accounting in 1980.

     Serena J. Falgoust. Mrs. Falgoust was appointed Secretary of Interwest in January 1998. Mrs. Falgoust has been involved with Interwest since the organization of Beacon Financial in 1983 and previously served as Secretary/Treasurer from 1984 to 1990 and from 1993 to 1995.. She is a graduate of Utah Valley State College with a degree in Business Management and has worked in the business of credit and collection management since 1973.

     B. Significant Employees. None

     C.  Family   Relationships.   There  are  no  family   relationships  among
Interwest's officers and directors.

     D. Other Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

     E. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of Interwest's common stock made by officers, directors and 10% or greater shareholders. A Form 3 must be filed within ten days after the event in which an individual becomes a reporting person. A Form 4 must be filed within ten days after the end of the calendar month in which a sale or purchase occurred. A Form 5 must be filed within forty-five days after the end of the calendar year in which sales and purchases less than $10,000 during the year occurred. Based upon the review of the Form 3's, 4's and 5's filed with Interwest, only the following disclosure is required in the Form 10-K:

     Serena Falgoust. During the fiscal year ended September 30, 2000, Ms. Falgoust sold 1,640 shares of common stock and determined that Form 3 had not been filed. Form 3 was subsequently filed but not within the required period.

     Jerald L. Nelson. During the fiscal year ended September 30, 2000, Mr. Nelson exercised options to purchase 5,000 shares of Interwest's common stock that was reported but not within the required period.


ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by Interwest for services rendered during the last three years to our Chief Executive Officer and to our most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                             SUMMARY COMPENSATION TABLE
                                 Annual Compensation

                                                                    Restrict
                                        Commissions  Other Annual   Stock    Options/
Name and Principal                           and     Compensation    Awards    SAR's
Position                Year   Salary     Bonuses($)     ($)         ($)       (#)
----------------------------------------------------------------------------------------
James E. Robinson       2000   $175,000    $52,760       (2)          -0-    240,000(1)
President/CEO           1999   $175,000    $36,735       (2)          -0-      -0-
                        1998   $150,000    $36,735       (2)          -0-      -0-
Que H. Christensen
Vice President/COO(3)   2000   $115,000    $34,671       (2)          -0-    160,000(1)
                        1999   $115,000    $23,265       (2)          -0-      -0-
                        1998   $ 95,000    $23,265       (2)          -0-      -0-

      (1) Options for 54,000 shares were granted under Interwest's 1995 Employee Stock Option Plan. Options for 220,000 shares were granted under Interwest's 2000 Stock Incentive Plan. Options for 126,000 shares were granted directly by the Board of Directors. No SAR's have been granted by Interwest.

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

          Options Grants in the Year Ended September 30, 2000

                                          Percentage
                        Number of          of Total      Exercise or
                        Securities     Options Granted   Base Price
                        Underlying      Employees in     Per Share   Expiration
Name                 Options Granted(#)  Fiscal Year        ($)          Date
-------------------------------------------------------------------------------

James E. Robinson          240,000           59%            (1)           (1)
Que H. Christensen         160,000           40%            (2)           (2)

     (1)  Consists of four stages of grants as follows:
           (a) 30,000 shares at $3.30 per share, expiring 12/12/04;
           (b) 120,000 shares at $3.30 per share, expiring 1/5/05;
           (c) 12,000 shares at $3.00 per share, expiring 1/5/10;
           (d) 78,000 shares at $3.00 per share, expiring 1/12/09.

     (2)  Consists of three stages of grants as follows:
           (a)  24,000 shares at $3.00 per share, expiring 12/12/04;
           (b)  88,000 shares at $3.00 per share, expiring 1/5/10;
           (c)  48,000 shares at $3.00 per share, expiring 12/12/09.

      The following table sets forth information concerning the number and value of options held at September 30, 2000 by each of the named executive officers. No options held by such executive officers were exercised during 1999.

                         Option Values at September 30, 2000

                    Number of Unexercised       Value of Unexercised
                          Options at            In-the-Money Options
                      September 30, 2000        At September 30, 2000($)(1)
                              (#)
---------------------------------------------------------------------------
Name                Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------------------------------------------------------
James E. Robinson     62,500(2)      -0-           $66,250(2)       -0-
                      50,000         -0-           $15,500          -0-
                     150,000       90,000          $66,000        $23,400
Que H. Christense     31,250(2)      -0-           $31,250(2)       -0-
                      25,000         -0-            $7,750          -0-
                      72,000       88,000          $40,320        $49,280

            (1) An "In-the-Money" stock option is an option for which the market price of Interwest's common stock underlying the option on September 30, 2000 exceed the option price. The value shown represents stock price appreciation since the date of grant. The market price was based upon the closing price of
                  Interwest's common stock on the NASD SmallCap Market on September 30, 2000 ($3.56 per share).

            (2) This stock option was granted at an exercise price of $4.00 per share and was repriced by the Board of Directors on October 22, 1998 to an exercise price of $2.50 per share which was the closing price of Interwest's common stock on the NASD SmallCap Market on that date. The values shown are calculated at the fair market value of the underlying shares as of September 30, 2000 ($3.56 per share) minus the exercise price.

1995 Employee Stock Purchase Plan

      On November 6, 1995, Interwest's Board of Directors adopted the Company's 1995 Stock Purchase Plan (the "1995 Plan"). The 1995 Plan is designed to provide our employees with an opportunity to purchase shares of Interwest's common stock through accumulated payroll deductions. The purchase price may be established at 85% of the fair market price. The total number of shares which may be purchased under the 1995 Plan is 500,000. At December 20, 2000, 38,250 shares of common stock had been purchased under the 1995 Plan.

2000 Employee Stock Incentive Plan

      On February 7, 2000, Interwest's Board of Directors adopted the Company's 2000 Stock Incentive Plan (the "2000 Plan") which provides for the issuance of a maximum 600,000 shares of common stock pursuant to the exercise of options granted under the 2000 Plan. The Options granted under the 2000 Plan may be Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Plan is administered by the Board of Directors' Compensation Committee. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. Options to purchase 220,000 shares of stock have been granted and options to purchase 220,000 shares of stock were outstanding as of September 30, 2000.

1995 Employee Stock Option Plan

      On February 24, 1995, Interwest's Board of Directors adopted the Company's 1995 Stock Option Plan (the "Plan") which provides for the issuance of a maximum 312,500 shares of common stock pursuant to the exercise of options granted under the Plan. The Options granted under the Plan may be Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 ("ISO's") or Non-Qualified Stock Options ("NSO's"). The Plan is administered by the Board of Directors' Compensation Committee. The Option price and terms is to be set for each Option by the Committee administering the Plan. NSO options granted under the Plan may have a term not exceeding ten years. ISO options granted under the Plan may have a term not exceeding five years. The Committee may grant options to employees (including officers and directors, or consultants. The Committee extended the exercise period to ten years on February 7, 2000. Options to purchase 310,250 shares of stock have been granted and options to purchase 295,250 shares of stock were outstanding as of September 30, 2000.

Compensation of Directors

      Interwest's non-employee directors are paid $500 for each Board of Directors meeting attended and $400 for each Committee Meeting attended. On February 24, 1995, Interwest adopted, and the shareholders approved at the Annual Meeting on February 16, 1996, the 1995 Non-Employee Director's Stock Option Plan. The Plan provides that each non-employee director who was a director as of February 24, 1995, or who became a director thereafter, was and will be issued an option to purchase 5,000 shares of Interwest's common stock at $4.00 per share. Additionally, each non-employee director is automatically granted an option to purchase 1,500 shares at market prices on April 1st of each year commencing April 1, 1997. As of April 1, 1997, the annual grant was terminated and each non-employee director was granted an option to purchase 40,000 shares at $4.00 per share with one-third of the shares vesting on March 31, 1998 and each additional one-third vesting in the two subsequent years. No initial options granted by Interwest under this plan in 1995 may be exercised until we achieve cumulative before-tax income of $1,500,000, commencing February 22, 1995. On December 13, 1999, the each non-employee director was granted an option to purchase 40,000 shares at $3.00 per share with one-third of the shares vesting on April 1, 2001 and each additional one-third vesting in the two subsequent years.

Employment Agreements

      Interwest is currently a party to the following Employment Agreements:

            James E. Robinson. On May 3, 1995, Interwest entered into an Employment Agreement with its President/CEO, James E. Robinson. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by Interwest without notice and without cause. The Agreement may be terminated by Mr. Robinson upon thirty day written notice. The Agreement provides for a base annual salary of $150,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment. Interwest is obligated to compensate Mr. Robinson for 120 days past termination in the event Interwest terminates the agreement. The Compensation Committee of the Board of Directors amended the annual base salary to $175,000 effective October 1, 1998 and to $195,000 effective December 1, 2000.

            Que H.  Christensen.  On May 3,  1995,  Interwest  entered  into  an
      Employment Agreement with its Chief Financial Officer, Que H.. Christensen. The Agreement replaced and superseded a previously executed agreement. The Agreement may be terminated by Interwest without notice and without cause. The Agreement may be terminated by Mr. Christensen upon thirty day written notice. The Agreement provides for a base annual salary of $95,000 and incentive salary based upon pre-tax profits, revenue growth and acquisition incentives. The Agreement contains a 12 month non-competition restriction following termination and provisions relating to death and disability during the term of employment. Interwest is obligated to compensate Mr. Christensen for 90 days past termination in the event Interwest terminates the agreement. The Compensation Committee of the Board of Directors amended the annual base salary to $115,000 effective October 1, 1998 and to $130,000 effective December 1, 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of Interwest's common stock beneficially owned as of December 1, 2000 by: (i) each officer and director of Interwest; (ii) all officers and directors as a group; and (iii) each person known by Interwest to beneficially own 5 percent or more of the outstanding shares of Interwest's common stock.

Name                                Amount
and Address                         and Nature          Percent
of Beneficial                       of Beneficial       of Class(1)
Owner                               Ownership           Ownership
-----------------------------------------------------------------------------

James E. Robinson (2)                1,406,916           30.77%
235 East 6100 South
Salt Lake City, UT 84107

James U. Jensen(3)                     165,924            3.63%
420 Chipeta Way
Salt Lake City, UT 84108

Dr. Jeffrey F. Poore(4)                 64,468            1.41%
4536 Abinadi Road
Salt Lake City, UT 84124

Jerald L. Nelson(5)                     73,565            1.61%
10242 Ashley Hills Circle
Sandy, UT 84092

Que H. Christensen(6)                  174,077            3.81%
235 East 6100 South
Salt Lake City, UT 84107

Val D. Christianson(7)                 326,623            7.14%
3065 S. 2850 East
Salt Lake City, UT 84107

Serena J. Falgoust(8)                   25,144             0.55%
1620 N. 1250 W.
Provo, UT 84604

Eric Nickerson(9)                      225,650             4.94%
Third Century Two
1711 Chateau Court
Fallston, MD  21047

I-Med Shareholders(10)                 309,094             6.76%
Share Purchase Trust
235 East 6100 South
Salt Lake City, UT 84107

All Officers and Directors           1,925,453            41.78%
  as a Group (6 Persons)

      Unless otherwise indicated in the footnotes below, Interwest has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers and directors of Interwest.

      (1) As of December 1, 2000,  there were  4,104,990  shares of  Interwest's common stock issued and outstanding. There are also outstanding exercisable options and warrants to purchase 467,234 shares of Interwest's common stock which are owned by officers and directors. Therefore, for purposes of the above set forth chart, 4,572,224 shares are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. This amount does not include options owned by officers and directors which are not currently exercisable.

      (2) Includes  (i) 4,500  shares owned of record by a son of Mr.  Robinson;
      (ii) 892,798 shares owned by J&J Medical Investments, Ltd., (iii) 247,118 shares owned of record by Mr. Robinson and (iv) 262,500 shares which may be acquired by Mr. Robinson pursuant to stock options which are currently exercisable.

      (3) Includes (i) 88,538 shares owned of record by Mr. Jensen of which 55,992 shares were purchased through the exercise of stock options; (ii) 25,886 shares which are beneficially owned through the I-Med Shareholder Share Purchase Trust; and 51,500 shares which may be issued pursuant to other stock options and warrants which are currently exercisable.

      (4) Includes 9,484 shares owned of record by Dr. Poore of which 8,484 shares were purchased through the exercise of stock options and 54,984 shares which may be acquired pursuant to stock options and warrants which are currently exercisable.

      (5) Includes (i) 5,500 shares which are owned of record by Mr. Nelson which were purchased through the exercise of stock options; (ii) 42,000 shares which may be issued pursuant to stock options and warrants which are currently exercisable; and (iii) 26,065 shares which are owned of record by Mr. Nelson's spouse.

      (6) Includes (i) 4,300 shares owned of record by Mr. Christensen; (ii) 103,527 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; (iii) 10,000 shares owned of record by the four children of Mr. Christensen (2,500 shares each) and (iv) 56,250 shares which may be acquired pursuant to stock options which are currently exercisable.

      (7) Includes (i) 54,328 shares owned of record by Mr. Christianson jointly with his spouse; (ii) 148,099 shares which are owned of record by Mr. Christianson jointly with his spouse and held in a brokerage account;
      (iii) 101,696 shares which are beneficially owned through the I-Med Shareholders Share Purchase Trust; and (iv) 22,500 shares owned of record by the five children of Mr. Christianson (4,500 shares each).

      (8) Includes 25,000 shares owned jointly with her spouse and 144 shares which are owned through the Interwest Home Medical Employee Stock Purchase Plan.

      (9)  Includes  11,900  shares  owned  jointly  with his spouse and 213,750
      shares  which  are  owned   through   Third  Century  Two,  an  investment
      partnership that Mr. Nickerson controls and owns approximately 5%.

      (10) The  I-Med  Shareholders  Share  Purchase  Trust was  established  in
      October 1991 to purchase shares of Interwest Medical Equipment Distributors, Inc. common stock from a retiring officer/employee. The Trust's shares were exchanged for Interwest's shares in connection with a merger effected February 22, 1995. The purchase price is payable in 120 monthly payments. The purchase price for the shares is funded by Trust participants who contribute monthly payments to purchase a pro-rata portion of such shares. There are currently 9 persons purchasing shares pursuant to the Trust arrangement. These persons have the right to vote the shares attributable to their pro-rata portion of the total shares being purchased from the Trust. It is anticipated that the Trust will distribute shares paid for to the Trust beneficiaries from time-to-time as requested by purchasers. Interwest has guaranteed payment of the unpaid balance of the purchase price for the shares purchased by the Trust.

Security Ownership of Management

      See Item 4(a) above.

Changes in Control

      No changes in control of Interwest are currently contemplated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Board of Directors Stock Option Purchase Plan

      On September 30, 1997, Interwest's Board of Directors adopted a financing Plan which provides a stock purchase right and warrant purchase right to each of its three non-employee directors (the "Holders"). The maximum number of shares issuable under the Plan is 66,000 shares per Holder, of which up to 33,000 shares per Holder may be purchased as "Purchase Shares" and up to 33,000 shares per Holder may be purchased as "Warrant Shares". This Plan is modeled on a similar financing arrangement earlier negotiated between Interwest and third party investors. The Plan for the non-employee directors is intended to encourage long term investment in Interwest by the non-employee directors but is not considered by Interwest as "compensation" to the non-employee directors. The prices and terms provided are deemed fair market value because the Plan uses substantially the same prices and terms as were previously negotiated in good faith between Interwest and third party investors.

      By October 30, 1997, each of the Holders had purchased the first option right (the "First Purchase Right") by paying the required $1,000. This purchase of the First Purchase Right entitles each Holder to purchase up to 8,250 shares of Interwest's common stock (the "First Purchase Shares") at a price of $4.28 per share if purchased on or before April 5, 1998, when the First Purchase Right expires. To the extent the Holder purchases shares of the First Purchase Shares on or before December 29, 1997; however, (rather that waiting until the end of the First Purchase Period, April 5, 1998) the Holder is then entitled to exercise a warrant (the "First Purchase Warrant") to purchase the same number of shares (up to 8,250 shares, the "First Warrant Shares") during the ensuing three year period at prices of $4.28 per share during the first year, $4.75 in the second year, and $5.25 per First Warrant Share during the third year.

      The Plan repeats this arrangement for three additional Purchase Periods, for a total of four such purchase periods. The following Table show the basic content of the non-employee director financing Plan.

                                     Last Date for  Last Date to   Last Date
            Exercise Price  Shares    Option Fee       Obtain       without    Warrant Prices
                                                     Warrants      Warrants
----------------------------------------------------------------------------------------------
First Option    $4.28       8,250     10/30/97      12/29/97        4/5/98     $4.28, 4.75,
                                                                                5.25

Second Option   $4.78       8,250      1/28/98      Date Option     6/9/98     $4.78, 5.25,
                                                    Fee paid + 90                5.75
                                                    days

Third Option    $5.50       8,250      4/26/98      Date Option     9/7/98     $5.50, 6.00,
                                                    Fee paid + 90                6.50
                                                    days

Fourth Option   $6.00       8,250      7/25/98      Date Option    12/6/98     $6.00, 6.50,
                                                    Fee paid + 90                7.00
                                                    days


      * Warrant prices change on the annual anniversary of the date the Option Fee is paid.

      As of September 30, 2000, Dr. Poore had purchased 8,484 shares, Dr. Nelson had purchased 500 shares, and Mr. Jensen had purchased 5,000 shares. Each director received warrants equal to the number of shares purchased. The warrants are due to expire on January 5, 2001. No other option fees were paid and all the remaining options and warrants had terminated as a result.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibits Index which appears on page 74.

Exhibits to Form 10-K
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
  2.1       Agreement and Plan of Merger -                               N/A

            Interwest Medical Equipment Distributors, Inc.
            effective February, 1995.
            (Incorporated by reference to Form 8-K filed
            February 1995)

  2.2       Agreement and Plan of Merger -                               N/A

            Mt Rehabilitation Services
            May 1995  (Incorporated by reference
            to Form 8-K dated May 1995)

   3.1      Amended and Restated Articles of Incorporation**             N/A

   3.2      Bylaws**                                                     N/A

  10.1      Form of 1995 Stock Option Plan**                             N/A

  10.2      Form of 1995 Non-Employee Directors' Stock Option Plan**     N/A


  10.3.     Form of 1995 Stock Purchase Plan**                           N/A

  10.4.     Employment Agreement - James E. Robinson**                   N/A

  10.5.     Employment Agreement - Val D. Christianson**                 N/A

  10.6.     Employment Agreement - Que H. Christensen**                  N/A

  10.7.     Loan Documentation***                                        N/A

  10.8      Non-employee Director Stock Option Purchase Agreement*       N/A

  11.1      Schedule of Weighted Average Shares                          77

  21.1      Subsidiaries of Registrant                                   78

  23.1      Consent of Independent Accountant                            79


  *Attached.
  **Incorporated by reference to Form 10-KSB for year ended September 30, 1997. ***Incorporated by reference to Form 10-KSB for year ended September 30, 1999.

                               SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interwest Home Medical, Inc.


Date: December 20, 2000                   By/s/ James E. Robinson
                                          ------------------------------------
                                             James E. Robinson
                                             President/CEO

Date: December 20, 2000                   By/s/ Bret A. Hardy
                                          ------------------------------------
                                             Bret A. Hardy
                                             Controller
                                             Principal Financial Officer

      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Interwest and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/ James E. Robinson               CEO/Director            December 20, 2000
James E. Robinson

/s/ James U. Jensen                 Director                December 20, 2000
James U. Jensen

/s/ Dr. Jeffrey F. Poore            Director                December 20, 2000
Dr. Jeffrey F. Poore

/s/ Jerald L. Nelson                Director                December 20, 2000
Jerald L. Nelson