Form 10QSB
period 2000-12-31
INTERWEST HOME MEDICAL INC
filed 2001-02-14
CIK 789092

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                    FORM 10-Q
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189
                                  ------------



                          INTERWEST HOME MEDICAL, INC.
                (Name of Registrant as specified in its charter)


                   Utah                                     87-0402042
             ----------------                            ----------------
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

     Common Stock outstanding at December 31, 2000 - 4,104,990 shares of no par value Common Stock.

===============================================================================

                                     FORM 10-Q

                         FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                       For the Quarter Ended December 31, 2000



     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                    Form 10-Q
                                                                 --------------
Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets--December 31, 2000 and
           September 30, 2000....................................          3
          Condensed Consolidated Statements of Income--for three months
            ended December 31, 2000 and 1999......................         5
          Condensed Consolidated Statements of Cash Flows--for the
            three months ended December  31, 1999 and 1999.........        6
          Notes to Condensed Consolidated Financial Statements....         8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     14



                            PART II - OTHER INFORMATION
                                                                         Page
                                                                      ---------
Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6(a)Exhibits                                                         15

Item 6(b)Reports on Form 8-K                                              15

                                       ITEM 1

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                      December 31, 2000 and September 30, 2000
                                    (unaudited)




  Assets                               December 31, 2000  September 30, 2000
 --------                             ------------------  ------------------

Current assets:
  Cash and cash equivalents               $     313,000    $      183,000
  Accounts receivable - net                  13,830,000        13,205,000
  Current portion of long-term receivable       147,000           147,000
   Inventory                                  2,783,000         2,611,000
  Current deferred tax asset                    633,000           633,000
  Other current assets                           90,000           230,000
                                       ----------------    --------------

             Total current assets            17,796,000        17,009,000


Notes receivable                                565,000           577,000
Property and equipment - net                 11,357,000        11,284,000
Intangible assets - net                       5,711,000         4,632,000
Other assets                                    198,000           209,000
                                        ---------------    --------------













                                            $35,627,000       $33,711,000
                                        =================  ===============

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                      December 31, 2000 and September 30, 2000
                                    (unaudited)





Liabilities and Stockholders' Equity      December 31, 2000  September 30, 2000
                                        ---------------------------------------
Current liabilities:
  Checks written in excess of cash in bank $  1,248,000        $     101,000
  Current  portion of long-term debt          1,106,000            1,016,000
  Accounts payable                            1,989,000            2,365,000
  Accrued expenses                              710,000              753,000
  Income taxes payable                          144,000                 -
                                          ------------------------------------

      Total current liabilities               5,197,000            4,235,000
                                          ------------------------------------

Deferred income taxes                         1,231,000            1,231,000

Long-term debt                               15,883,000           15,499,000
                                          ------------------------------------

      Total liabilities                      22,311,000           20,965,000

Stockholders' equity:

   Common stock, no par value, 50,000,000  shares
      authorized, 4,104,990  shares issued
      and outstanding                         3,419,000            3,419,000
  Retained earnings                           9,897,000            9,327,000
                                          ------------------------------------

      Total stockholders' equity             13,316,000           12,746,000
                                          ------------------------------------





                                            $35,627,000         $ 33,711,000
                                          ====================================




See accompanying notes to condensed consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                   Three Months Ended December 31, 2000 and 1999
                                    (unaudited)




                                                     2000        1999
                                                  ----------- -----------

Revenue:
 Net rental income                                $6,252,000  $6,046,000
 Net sales                                         4,315,000   4,606,000
                                                  ----------  ----------

       Total revenue                              10,567,000  10,652,000

Cost of sales and rental                           3,217,000   3,554,000
                                                  ----------  ----------

       Gross profit                                7,350,000   7,098,000
                                                  ----------  ----------

Selling, general and administrative expenses       6,148,000   5,713,000
                                                  ----------  ----------

       Income from operations                      1,202,000   1,385,000

Other income (expense):
       Interest expense                             (380,000)   (338,000)
       Interest income                                15,000      41,000
                                                  ----------  ----------

       Income before taxes                           837,000   1,088,000

Income taxes                                         267,000     348,000
                                                  ----------  ----------

       Net income                                 $  570,000  $  740,000
                                                  ==========  ==========

  Net income per share:
       Basic                                           $0.14       $0.18
                                                       =====       =====

       Fully Diluted                                   $0.14       $0.18
                                                       =====       =====




 See accompanying notes to condensed consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                   Three Months Ended December 31, 2000 and 1999
                                    (unaudited)



Cash flows from operating activities:             2000              1999
                                                  ----              ----

  Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                $570,000          $740,000
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization           954,000           814,000
        Gain from sale of office building           -
        (Increase) decrease in:
         Accounts receivable                   (625,000)       (1,254,000)
         Inventories                           (172,000)           81,000
         Notes receivable                           -             (75,000)
         Other current assets                   140,000           (57,000)
         Other assets                            11,000            59,000
                  Increase (decrease) in:
         Accounts payable                      (376,000)           85,000
         Accrued expenses                       (43,000)          306,000
         Income tax payable                     144,000            25,000
                                            ------------       ------------


              Net cash provided by
              operating activities              603,000           724,000
                                            ------------       ------------

Cash flows from investment activities:

  Collection of notes receivable                 11,000             9,000
  Purchase of property and equipment           (973,000)         (544,000)
  Purchase of intangible assets              (1,133,000)             -
                                            ------------       ------------

              Net cash (used in)
              investing activities           (2,095,000)         (535,000)
                                            ------------       ------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Three Months Ended December 31, 2000 and 1999
                                    (unaudited)

                                                  2000              1999
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank      1,147,000         (755,000)
  Principal payments on long-term debt         (1,733,000)      (2,399,000)
  Proceeds from long-term debt                  2,208,000        2,964,000
                                              -------------     -----------

              Net cash provided from
              (used in) financing activities    1,622,000         (190,000)
                                              -------------     -----------

              Net (decrease) increase
              in cash                             130,000           (1,000)

   Cash, beginning of period                      183,000          357,000
                                              -------------     -----------

   Cash, end of period                      $     313,000      $   356,000
                                            ===============    =============



Supplemental disclosure of cash flow information
                                                   2000              1999
                                                   ----              ----
  Cash paid for:
   Interest                                      $381,000         $324,000
                                            ===============    =============

   Income taxes                             $        -            $295,000
                                            ===============    =============



See accompanying notes to condensed consolidated financial statements.

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)   Presentation

      The condensed consolidated unaudited financial statements include the accounts of Interwest Home Medical and subsidiaries (Interwest) and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the three months ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

(2)   Acquisition and proforma information

      The Company acquired property, equipment and goodwill in the amount of $1,630,000 with cash.

(3)   Lines of Credit

      The Company has a line of credit of $18 million available as of August 29, 2000. At December 31, 2000 $16.1 million was outstanding which is included in long-term debt.

(4)   Legal

      From time to time the Company is subject to routine litigation and regulatory proceedings. The Company cooperates with regulatory authorities in order to resolve issues and refers routine litigation to insurance companies and defense counsel as appropriate.

(5)   Weighted Average

      Income per share is based on the weighted average number of shares outstanding during the period. Weighted average shares are as follows:


                                               Three months ended December 31,
                                               --------------------------------
                                                       2000        1999
                                               --------------------------------
      Weighted average number of
      common shares outstanding:

            Basic                                  4,105,000    4,089,000
                                               ================================

            Fully Diluted                          4,181,000    4,089,000
                                               ================================

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

Net Revenues

  Net revenues for the quarter ended December 31, 2000 decreased 1% to $10,567,000 from $10,652,000 for the quarter ended December 31, 1999. Revenues grew approximately 2% or $250,000 from acquisitions in fiscal 2000 and 2001. Revenues generated from internal growth rose approximately 5% or $515,000 . A major payor notified Interwest effective October 1, 2000 it would no longer be the primary provider of services for a portion of its membership. Revenue growth was offset by a decrease in continued revenue from the loss of this contract of approximately 4% or $400,000 for the quarter ended December 31, 2000. In fiscal 2000, the Company sold or terminated certain operations not related to its primary focus of providing respiratory services. As a result of these sales or terminations of operations, total revenues for the quarter ended December 31, 2000 were reduced by $450,000 compared to the revenues generated by such operations during the quarter ended December 31, 1999.

  Net revenues from sales for the quarters ended December 31, 2000 and 1999 were $4,315,000 and $4,606,000 respectively. Sales from internal growth rose 5% or approximately $234,000 offset by sold or terminated revenues of 12% or approximately $525,000. The Company continues to focus on sales and rentals of respiratory services and has divested itself of revenues inconsistent with that focus.

  Net revenues from rentals for the quarter ended December 31, 2000 increased 3% to $6,252,000 from net rental revenues of $6,046,000 for the quarter ended December 31, 1999. Rental revenues grew 5% or $ 331,000 from internal growth and 4% or $250,000 from acquisitions in fiscal 2000 and 2001. This growth was offset by the loss of approximately 6% or $375,000 of revenue as a result of notification from a major payor that the Company would no longer be the primary provider for its members. The Company's strategy has been to increase its rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, the Company has expanded its marketing staff, emphasizing development of the respiratory rental market.

  Home oxygen and respiratory care services and home medical equipment services (both sales and rentals) represent 72% and 28%, respectively, for the quarter ended December 31, 2000 compared to 67% and 33%, respectively for the quarter ended December 31, 1999. Increases in home oxygen and respiratory care services are due primarily to increased strategic focus in both marketing and acquisitions.

Gross Margins

  Gross margins were 69% and 67% in the quarters ended December 31, 2000 and 1999, respectively. Gross margin from net rental revenue in the quarters ended December 31, 2000 and 1999 was 84%. Gross margin from net sales revenue in the quarters ended December 31, 2000 and 1999 was 51% and 46%respectively. The increase in sales margins for the quarter ended December 31, 2000 is primarily due to increased focus on sales of products with higher margins.



Selling, General and Administrative Expenses

  Selling, general and administrative expenses rose to 58% of revenues for the quarter ended December 31, 2000 compared to 54% for the quarter ended December 31, 1999. The Company lost revenue relating to a managed care contract in Denver as explained in the section on revenues. In anticipation of new contract business at January 1, 2001 expenses relating to the delivery of services under the lost revenue were not decreased proportionately.

  Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third and continuing through the fourth quarter of fiscal 2000 where we eventually determined that a $2.8 million one-time write off was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses.

Interest Expense

  Interest expense increased to $380,000 from $338,000 in the quarters ended December 31, 2000 and 1999, an increase of 12%. Interest expense as a percentage of revenue remained unchanged at 4.0% in the quarters ended December 31, 2000 and 1999. The Company's interest expense consists of interest on borrowings under its bank credit agreement and seller financing agreements to fund acquisitions. The increase was primarily attributable to additional borrowings to fund acquisition activities in fiscal 2000 and 2001.

Acquisitions

  During the quarter ended December 31, 2000 the Company acquired property, equipment and goodwill of AAYS Medical with three locations in Arizona in the amount of $1,630,000. As a result of this acquisition we have expanded our geographical presence in the northern Arizona region and were able to integrate the Phoenix operations of AAYS into our existing Phoenix operations.

Liquidity and Capital Resources

  At December 31, 2000, the Company's working capital was $12,599,000 compared to $12,774,000 at September 30, 2000, a decrease of $175,000 or 2%. The decrease was due to additional liabilities incurred in the operation of the Company.

  The Company's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. For the quarter ended December 31, 2000, net cash provided by operating activities was $603,000 as compared to $724,000 for the quarter ended December 31, 1999. Significantly contributing to cash provided from operations in the quarter ended December 31, 2000 were net income and non cash expenses of depreciation and amortization. A significant portion of the Company's assets consists of accounts receivable from third party payors that provide reimbursement for the services provided by the Company. We have encountered billing delays in our efforts to integrate trade receivables from acquisition activities during fiscal 1998 and to receive payments from certain managed care organizations The Company includes accounts receivable as security for its lines of credit.

  Net cash (used in) investment activities amounted to ($2,095,000) and ($535,000) for the quarters ended December 31, 2000 and 1999, respectively. Included in investment activities was the purchase of equipment of $500,000 and equipment from acquisition of approximately $473,000 including the purchase of goodwill of $1.1 million. Activity in the quarter ended December 31, 2000 included the Company's proceeds of $2,208,000 from long-term obligations, and payments of $1,733,000 related to long-term obligations.

  As of December 31, 2000 and September 30, 2000, our principal sources of liquidity consisted of $12.6 million and $12.8 million of working capital and approximately $1.7 million and $2.5 million, respectively, available on our $18 million revolving line of credit. Interwest has an $18 million revolving operating line of credit with its principal bank expiring on July 31, 2006. The maximum principal amount will be reduced by $600,000 on a quarterly basis, beginning September 30, 2001 and continuing on the last day of each quarter thereafter. Borrowing under our line of credit is secured and limited to 80% of the net book value of eligible equipment, 75% of eligible accounts receivable and 50% of eligible inventory plus $4 million or 3 times our EBITDA for the most recently preceding 12 months. Interest is currently payable monthly at the bank's prime lending rate minus 5%.
  The Company anticipates that capital expenditures for fiscal 2001 will be approximately $4 million. The Company believes that it will be able to generate sufficient funds internally, together with funds that may be borrowed under its credit facilities, to meet its anticipated short-term and long-term capital requirements for the foreseeable future.

  The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

Financial Condition

  Net accounts receivable increased 5% to $13,830,000 at December 31, 2000 from $13,205,000 at September 30, 2000. The increase was due to revenue acquired in the first quarter of fiscal 2000 and internal revenue growth from existing stores during the year. The average age of the company's days sales in receivables was 119 days at December 31, 2000 and 111 days at September 30, 2000. Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third quarter and continuing through the fourth quarter of fiscal 2000, where we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. Meanwhile, our fundamental and current business is strong The allowance for doubtful accounts was $1.6 million at December 31, 2000 and September 30, 2000. The Company continues to monitor the collectibility of its receivables and will make prudent increases in the allowance for doubtful accounts as it believes necessary.

  Inventories were $2,783,000 at December 31, 2000 compared to $2,611,000 at September 30, 2000. The Company continues to focus on reducing emphasis on lower margin products. Year-to-year percentage increases in inventory levels have declined as a result of a shift in product mix toward rental revenue which requires lower inventory levels.

  Notes receivable, including current portion, were $712,000 and $724,000 at December 31, 2000 and September 30, 2000, respectively. The decrease is due to payments. The notes receivable before fiscal 2000 originated from the sales of undeveloped real estate, an apartment complex and sale of rehab business operations. In fiscal 2000 we sold four retail locations in Utah and Arizona in exchange for notes receivable of $525,000 as we continue to focus on our respiratory and rental business.

  At December 31, 2000, the Company held property and equipment, net of depreciation, used in its business amounting to $11,357,000 compared to $11,284,000 at September 30, 2000.

  At December 31, 2000, net intangible assets primarily resulting from acquisitions was approximately $5.7 million compared to $4.6 million at September 30, 2000. The increase in net intangible assets for the three month period is attributable to acquisition activities in the first quarter of 2001 offset by amortization expense which is based upon the lives of the intangible assets which range from 5 - 40 years.

  Current assets grew to $17,796,000 at December 31, 2000 from $17,009,000 at September 30, 2000. The increase in current assets is due primarily to revenue acquired in the first quarter of fiscal 2001 and internal revenue growth from existing stores during the year. Current liabilities increased to $5,197,000 at December 31, 2000 compared to $4,235,000 at September 30, 2000.


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

  High Leverage. As of December 31, 2000 and September 30, 2000, Interwest had total stockholder's equity of $13.3 and $12.7 million and total indebtedness of $22.3 and $21.0 million. Accordingly, our balance sheet is highly leveraged. This, in turn, has important consequences to Interwest. Our ability to obtain additional financing may be impaired. Additionally, a substantial portion of our cash flows from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations. Interwest's leverage will substantially increase our vulnerability to changes in the industry or adverse changes in our business.

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

  Slow Reimbursements. At December 31 and September 30, 2000, approximately 38% of our net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or our inability to decrease days net sales outstanding could have a material adverse effect on our financial condition or results of operations. During fiscal 2000 we terminated relationships with certain managed care organizations and continues to review our managed care contracts.

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

  Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While Interwest's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on our financial condition or results of operations. During 2000 we terminated relationships with certain managed care organizations as we continue to review our managed care contracts.

  Risks Related to Goodwill. At December 31, 2000 and September 30 2000, unamortized goodwill resulting from acquisitions was approximately $5.7 and $4.6 million, or approximately 16% and 13.7% of total assets, respectively. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that Interwest will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. We will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at September 30, 1999 and 2000, the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on our financial condition or results of operations.

  Risks Associated with Acquisitions. While Interwest completed three acquisitions in fiscal 2000 and the first quarter of fiscal 2001, the rate of acquisitions we pursue in the future will depend on a variety of factors, including, legislative and regulatory developments, regulations and policies concerning reimbursement, including reimbursement for Medicare, attractiveness of pricing and availability of acquisition capital at acceptable prices. We intend to concentrate primarily upon internal growth. Management believes that as a result of Medicare legislative and regulatory changes and managed care and other competitive pressures, the home health care industry will continue to consolidate.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.
 .


                                       ITEM 3

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


Dated: February 14, 2001         INTERWEST HOME MEDICAL, INC.



                                 By /s/ James E. Robinson
                                 ---------------------------------
                                     James E. Robinson
                                     President
                                     Principal Executive Officer



                                  By /s/ Bret A. Hardy
                                 ---------------------------------
                                      Bret A. Hardy
                                      Principal Financial Officer