Form 10-Q
period 2001-03-31
INTERWEST HOME MEDICAL INC
filed 2001-05-14
CIK 789092

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                      FORM 10-Q
                                    ------------


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        For the quarter ended March 31, 2001

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           Commission file number 0-14189
                                    ------------



                            INTERWEST HOME MEDICAL, INC.
                  (Name of Registrant as specified in its charter)
                        Utah                           87-0402042
                 ------------------                   ------------
            (State or other jurisdiction of           (I.R.S. employer
            incorporation or organization             identification No.)



                   235 East 6100 South, Salt Lake City, UT 84107
                  -----------------------------------------------
                      (Address of principal executive offices)


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

Common Stock outstanding at March 31, 2001 - 4,152,490 shares of no par value Common Stock.

                                     FORM 10-Q

                         FINANCIAL STATEMENTS AND SCHEDULES
                    INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES


                        For the Quarter Ended March 31, 2001



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                        Page of
                                                                       Form 10-Q

Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets--March 31, 2001 and
            September 30, 2000....................................           3
          Condensed Consolidated Statements of Income--for three months
            and six months ended March 31, 2001 and 2000..........           5
          Condensed Consolidated Statements of Cash Flows--for the
           six months ended March  31, 2001 and 2000..............           6
          Notes to Condensed Consolidated Financial Statements....           8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..       15



                            PART II - OTHER INFORMATION
                                                                           Page

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities                                              15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6(a)Exhibits                                                           15

Item 6(b)Reports on Form 8-K                                                15

                                       ITEM 1

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                       March 31, 2001 and September 30, 2000
                                    (unaudited)




  Assets                                 March 31, 2001September 30, 2000

Current assets:
  Cash and cash equivalents               $     730,000     $     183,000
  Accounts receivable - net                  14,371,000        13,205,000
  Current portion of long-term receivable       147,000           147,000
   Inventory                                  2,634,000         2,611,000
  Current deferred tax asset                    633,000           633,000
  Other current assets                          145,000           230,000
                                          -------------     -------------

             Total current assets            18,660,000        17,009,000


Notes receivable                                904,000           577,000
Property and equipment - net                 11,125,000        11,284,000
Intangible assets - net                       5,629,000         4,632,000
Other assets                                    202,000           209,000
                                          -------------     -------------









                                            $36,520,000       $33,711,000
                                          =============     =============

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheet

                       March 31, 2001 and September 30, 2000
                                    (unaudited)





Liabilities and Stockholders' Equity        March 31, 200September 30, 2000

Current liabilities:
  Checks written in excess of cash in bank   $  506,000        $  101,000
  Current  portion of long-term debt          1,106,000         1,016,000
  Accounts payable                            2,455,000         2,365,000
  Accrued expenses                              591,000           753,000
  Income taxes payable                          591,000              -
                                         --------------    --------------

      Total current liabilities               5,249,000         4,235,000
                                         --------------    --------------

Deferred income taxes                         1,231,000         1,231,000

Long-term debt                               15,799,000        15,499,000
                                          -------------    --------------

      Total liabilities                      22,279,000        20,965,000

Stockholders' equity:

   Common stock, no par value, 50,000,000
      shares authorized, 4,152,490
      shares issuedand outstanding            3,569,000         3,419,000
   Retained earnings                         10,672,000         9,327,000
                                          -------------    --------------

      Total stockholders' equity             14,241,000        12,746,000
                                          -------------     -------------



                                           $ 36,520,000      $ 33,711,000
                                           ============      ============









See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Statement of Income

                   For the Periods Ended March 31, 2001 and 2000


                                     Six months ended       Three months ended
                                     March 31,              March 31,
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----


Revenue:
  Net rental income            $12,894,000 $11,923,000  $6,642,000  $5,876,000
  Net sales                      9,450,000   9,446,000   5,135,000   4,840,000
                              ------------ ----------- ----------- -----------

       Total revenue            22,344,000  21,369,000  11,777,000  10,716,000

Cost of sales and rental         6,753,000   7,016,000   3,536,000   3,462,000
                              ------------ ----------- ----------- -----------

       Gross profit             15,591,000  14,353,000   8,241,000   7,254,000
                               ----------- ----------- ----------- -----------
Selling, general, &
administrative expenses         12,802,000  11,472,000   6,654,000   5,793,000
                               ----------- ----------- ----------- -----------

       Income from operations    2,789,000   2,881,000   1,587,000   1,461,000

Other income (expense)
  Interest expense                (753,000)   (689,000)   (373,000)   (351,000)
  Interest income                   54,000      80,000      39,000      40,000
  Other                             11,000     (66,000)     11,000     (32,000)
                               ------------ ----------- ----------- ----------

       Income before taxes       2,101,000   2,206,000   1,264,000   1,118,000

Income taxes                       756,000      706,000     489,000    358,000
                               ------------ ----------- ----------- ----------

       Net income             $  1,345,000 $ 1,500,000 $   775,000  $  760,000
                               ============ =========== =========== ===========

       Net income per share:
            Basic                 $   0.33    $   0.37    $   0.19    $   0.19
                                  ========    ========    ========    ========

            Fully diluted         $   0.32    $   0.36    $   0.18    $   0.18
                                  ========    ========    ========    ========

       Average number of shares outstanding:
            Basic                4,113,000   4,076,000   4,121,000   4,076,000
                                 =========   =========   =========   =========

            Fully diluted        4,263,000   4,120,000   4,410,000   4,164,000
                                 =========   =========   =========   =========





See accompanying notes to consolidated financial statements.

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statement of Cash Flows

                  For the Six Months Ended March 31, 2001 and 2000



Cash flows from operating activities:             2001              2000
                                                  ----              ----

  Reconciliation of net income to net cash
    provided by operating activities:
     Net income                              $1,345,000        $1,500,000
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization         1,878,000         1,629,000
        (Increase) decrease in:
         Accounts receivable                 (1,166,000)       (1,906,000)
         Inventories                            (23,000)          230,000
         Other current assets                    85,000           (80,000)
         Other assets                             7,000            (6,000)
        Increase (decrease) in:
         Accounts payable                        90,000           (84,000)
         Accrued expenses                      (162,000)           17,000
         Income tax payable                     591,000            44,000
                                          -------------       ------------


              Net cash provided by
              operating activities            2,645,000         1,478,000
                                           ------------       ------------


Cash flows from investment activities:

  Collection (Issuance) of notes receivable    (327,000)           30,000
    Purchase of property and equipment       (1,611,000)       (1,453,000)
  Purchase of Intangible Assets              (1,105,000)           -
                                             -----------      ------------

              Net cash (used in)
              investing activities           (3,043,000)       (1,423,000)
                                            ------------      ------------

                   INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

                  For the Six Months Ended March 31, 2001 and 2000

                                                  2001              2000
                                                  ----              ----
  Cash flows from financing activities:

  Checks written in excess of cash in bank      405,000          (905,000)
  Principal payments on long-term debt       (3,204,000)       (5,126,000)
  Proceeds from long-term debt                3,594,000         6,130,000
  Issuance of Common stock                      150,000            -
                                         --------------    --------------


         Net cash provided by
         (used in) financing activities         945,000            99,000
                                         --------------    --------------

         Net increase
         in cash                                547,000           154,000

   Cash, beginning of period                    183,000           357,000
                                          -------------     -------------

   Cash, end of period                    $     730,000      $    511,000
                                          =============      ============




Supplemental disclosure of cash flow information
                                                   2001              2000
                                                   ----              ----
  Cash paid for:
   Interest                                   $ 354,000         $ 689,000
                                              =========         =========

   Income taxes                                $ 42,000         $ 354,000
                                               ========         =========


















See accompanying notes to consolidated financial statements.

                  INTERWEST HOME MEDICAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)   Presentation

      The condensed consolidated unaudited financial statements include the accounts of Interwest Home Medical, Inc. and subsidiaries ("Interwest") include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the six months and three months ended March 31, 2001 and 2000 and cash flows for the six months ended March 31, 2001 and 2000. The results of operations for the six months and three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year.


(2)   Lines of Credit

      Interwest has a line of credit of $18 million available. At March 31, 2001 $16.1 million was outstanding which is included in long-term debt.

(3)   Legal

      From time to time Interwest is subject to routine litigation and regulatory proceedings. Interwest cooperates with regulatory authorities in order to resolve issues and refers routine litigation to insurance companies and defense counsel as appropriate.

                                       ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our level of operations and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

     Our revenue and income are derived from home medical equipment and services. Our products and services include home oxygen and respiratory care services and home medical equipment and supplies.

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

     As a result of the uncertainty of the outcome of legislative and regulatory changes in the system of Medicare reimbursement, we have slowed our growth through acquisition and have concentrated primarily upon internal growth.

     On March 5, 2001 we entered into a definitive Agreement and Plan of Merger whereby we are to be acquired by Praxair Distribution. Praxair Distribution is a wholly owned subsidiary of Praxair, Inc. (NYSE:PX). Under the terms of the agreement, Praxair will pay approximately $42 million for the equity of Interwest Home Medical, plus the assumption of debt. The boards of directors of each company have approved the definitive agreement. The transaction is subject to regulatory approvals and approval by the shareholders of Interwest Home Medical, but is expected to close in the second quarter of calendar 2001. The current officers and managers of Interwest Home Medical are expected to continue with Praxair.

Net Revenues

     Net revenues for the three months ended March 31, 2001 and 2000 increased 10% to $11,777,000 from $10,716,000. The net increase of $1,061,000 consists of:
(1) revenues generated from existing stores in continuing product lines of approximately $981,000, (2) revenues contributed by acquired operations of approximately $880,000, offset by (3) revenues sold of approximately $400,000 and lost contract revenues of approximately $400,000. Net revenues for the six months ended March 31, 2001 and 2000 increased 38% to $22,344,000 from $21,369,000. The net increase of $975,000 consists of: (1) revenues generated from existing stores in continuing product lines of approximately $1,530,000,
(2) revenues contributed by acquired operations of approximately $1,095,000, offset by (3) revenues sold of approximately $850,000 and lost contract revenues of approximately $800,000.

     Net rental revenue for the three months ended March 31, 2001 and 2000 increased 13% to $6,646,000 from $5,876,000. The net increase of $770,000 consists of: (1) net rentals generated from existing stores in continuing product lines of approximately $500,000, (2) net rentals contributed by acquired operations of approximately $610,000, offset by (3) net rental revenues sold of approximately $40,000 and lost contract rental revenues of approximately $300,000. Net rental revenue for the six months ended March 31, 2001 and 2000 increased  8% to  $12,898,000  from  $11,923,000.  The net  increase of $975,000 consists of: (1) net rentals generated from existing stores in continuing product lines of approximately $830,000, (2) net rentals contributed by acquired operations of approximately $825,000, offset by (3) net rental revenues sold of approximately $80,000 and lost contract rental revenues of approximately $600,000. Our strategy has been to increase rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, we have expanded our marketing staff, emphasizing development of the respiratory rental market.

     Net sales revenue for the three months ended March 31, 2001 and 2000 increased 6% to $5,131,000 from $4,840,000. The net increase of $291,000 consists of: (1) net sales from existing stores in continuing product lines of approximately $481,000, (2) net sales contributed by acquired operations of approximately $270,000, offset by (3) net sales sold of approximately $360,000 and lost contract net sales of approximately $100,000. Net sales revenue for the six months ended March 31, 2001 and 2000 remained constant at $9,446,000. The changes in net sales consist of: (1) net sales from existing stores in continuing product lines of approximately $700,000, (2) net sales contributed by acquired operations of approximately $270,000, offset by (3) net sales sold of approximately $770,000 and lost contract net sales of approximately $200,000. The net sales we sold were primarily disposables and retail items while the net sales acquired are primarily respiratory products, mostly for obstructive sleep apnea treatment, consistent with our strategy.

     Net rental revenue for the quarters ended March 31, 2001 and 2000 represents 56% and 55%, respectively, compared to net sales of 44% and 45%, for the same periods. Net rental revenue for the six months ended March 31, 2001 and 2000 represents 58% and 56%, respectively, compared to net sales of 42% and 44%, for the same periods. Our strategy has been to increase rental revenue because of higher gross margins. Management has targeted acquisitions whose product mix is primarily respiratory rental revenue. Additionally, we have expanded our marketing staff, emphasizing development of the respiratory rental market

     Home oxygen and respiratory care services and home medical equipment services (both sales and rentals) represent 74% and 26%, respectively, for the quarter ended March 31, 2001 compared to 69% and 31%, respectively for the quarter ended March 31, 2000. Home oxygen and respiratory care services and home medical equipment services (both sales and rentals) represent 73% and 27%, respectively, for the six months ended March 31, 2001 compared to 69% and 31%, respectively for the six months ended March 31, 2000. Increases in home oxygen and respiratory care services are due primarily to increased strategic focus in both marketing and acquisitions.


Gross Margins

     Gross margins were 70% and 68% in the quarters ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001 and 2000 gross margins were 70% and 67%, respectively. Gross margin from net rental revenue in the three months ended March 31, 2001 and 2000 was 85% and 84%, respectively, while gross margin from net rental revenue for the six months ended March 3, 2001 and 2000 was 85% for both periods. Gross margin from net sales revenue in the three months ended March 31, 2001 and 2000 was 49% compared to 48%. For the six months ended March 31, 2001 and 2000 gross margins from sales revenue was 45% compared to 43%, respectively. While rental margins have remained stable increased sales margins resulted from the reduction of lower margin products and continued emphasis on higher margin respiratory products and services.


Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses increased to 56% of revenue for the three months ended March 31, 2001 compared to 54% of revenue for the quarter ended March 31, 2000. SG&A expenses for the six months ended March 31, 2001 and 2000 increased to 57% from 54% of revenue. We lost revenue relating to a managed care contract in Denver as of October, 2000, terminated a hospice contract in Phoenix as of January, 2001, and sold four branch locations in August, 2000. In anticipation of new contract business beginning January, 2001, and increased sales efforts in Arizona, expenses relating to the delivery of services under the lost revenue were not decreased proportionately.

     Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third and continuing through the fourth quarter of fiscal 2000 where we eventually determined that a $2.8 million one-time write off was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expense.

Interest Expense

     Interest expense increased to $373,000 from $351,000 in the three months ended March 31, 2001 and 2000, and to $753,000 from $689,000 for the six months ended March 31, 2001 and 2000. Interest expense as a percentage of revenue decreased to 3% from 4% in the three and six months ended March 31, 2001 and 2000. Interest expense consists of interest on borrowing under its bank credit agreement and seller financing agreements to fund acquisitions. The increase was primarily attributable to rate increases enacted during 2000 partially offset by rate decreases beginning in late January 2001.

Acquisitions

     There were no acquisitions in the quarter ended March 31, 2001.
     During the quarter ended December 31, 2000 we acquired property, equipment and goodwill of AAYS Medical with three locations in Arizona in the amount of $1,630,000. As a result of this acquisition we have expanded our geographical presence in the northern Arizona region and were able to integrate the Phoenix operations of AAYS into our existing Phoenix operations.

   There were no acquisitions in the quarter or six months ended March 31, 2000.

Liquidity and Capital Resources

     On March 5, 2001, we announced the signing of a definitive agreement to be acquired by Praxair Distribution, Inc., a subsidiary of Praxair, Inc. The Proxy Statement was mailed to shareholders of record on April 18, 2001 for a Special Meeting of Shareholders to be held May 21, 2001 to vote on the proposed acquisition. We anticipate that the acquisition will be approved by the shareholders and the acquisition will close shortly thereafter.

     At March 31, 2001, our working capital was $13,411,000 compared to $12,774,000 at September 30, 2000, an increase of $637,000 or 5%. The increase is primarily due to increased revenues and profits with increased accounts receivable and current obligations which were satisfied through the increase in long-term borrowing.

     Interwest's primary needs for capital are to fund acquisitions, purchase rental equipment, and cover debt service payments. For the six months ended March 31, 2001, net cash provided by operating activities was $2,645,000 as compared to $1,478,000 for the six months ended March 31, 2000, an increase of $1,167,000. Significantly contributing to cash provided from operations in the six months ended March 31, 2001 were increased net income and non cash expenses of depreciation and amortization. A significant portion of our assets consists of accounts receivable from third party payers that provide reimbursement for the services provided by Interwest. Interwest includes accounts receivable as security for its lines of credit.

     Net cash used in investing activities amounted to ($3,043,000) and ($1,423,000) for the six months ended March 31, 2001 and 2000, respectively. Activity in the six months ended March 31, 2001 included Interwest's investment in additional capital equipment of $1,611,000.

     Net cash provided by (used in) financing activities amounted to $945,000 and $99,000 for the six months ended March 31, 2001 and 2000, respectively. Activity in the six months ended March 31, 2001 included Interwest's proceeds of $3,594,000 from long-term obligations, and payments of $3,204,000 related to long-term obligations.

     As of March 31, 2001 we have available an operating line of credit with our principal bank which aggregates to $18 million. The amount borrowed on the line as of March 31, 2001 was $16.1 million. Our ability to borrow on the line of credit is limited by either (a) the aggregate amount of the line of credit, or
(b) our borrowing base as detailed in the loan agreement. The line of credit is due on July 31, 2006 and requires quarterly principal payments of $600,000 beginning September 30, 2001. Interest is payable monthly at the bank's prime lending rate minus .25%. Based upon the borrowing base, the amount available at March 31, 2001 was $1.1 million.

     We  anticipate   that  capital   expenditures   for  fiscal  2001  will  be
approximately $4.0 million. We believe that we will be able to generate sufficient funds internally, together with funds that may be borrowed under our credit facilities, to meet our anticipated short-term and long-term capital requirements for the foreseeable future.

     Interwest's future liquidity will continue to be dependent upon our operating cash flow and management of accounts receivable. Management is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

Financial Condition

     Net accounts receivable increased 16% to $14,371,000 at March 31, 2001 from $13,205,000 at September 30, 2000. The increase was due to revenue generated from an acquisition in the fourth quarter of fiscal 2000 and internal revenue growth from existing stores during the year. The increase was due to revenue acquired in the first quarter of fiscal 2001 and internal revenue growth from existing stores during the year. The average age of the company's days sales in receivables was 115 days at March 31, 2001 and 111 days at September 30, 2000. Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third quarter and continuing through the fourth quarter of fiscal 2000, where we eventually determined that a $2.8 million one-time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. Meanwhile, our fundamental and current business is strong. The allowance for doubtful accounts was $2.0 million at March 31, 2001 and $1.6 million at September 30, 2000. Management continues to monitor the collectibility of our receivables and will make prudent increases in the allowance for doubtful accounts as we believe necessary.

     Inventories were $2,634,000 at March 31, 2001 compared to $2,611,000 at September 30, 2000. Inventories increased $23,000 during the quarter primarily as a result of seasonal fluctuations. Year-to-year percentage increases in inventory levels have declined as a result of a shift in product mix toward rental revenue which requires lower inventory levels.

     At March 31, 2001, we held property and equipment, net of depreciation, used in our business amounting to $11,125,000 compared to $11,284,000 at September 30, 2000. The decrease in property and equipment for the six month period is attributable to depreciation expense in excess of new capital expenditures.

     At March 31, 2001,net intangible assets primarily resulting from acquisitions was approximately $5.6 million compared to $4.6 million at September 30, 2000. The increase in net intangible assets period is primarily attributable to an acquisition in November, 2000, offset by amortization expense which is based upon the lives of the intangible assets which range from 5 - 40 years.

     Current assets grew to $18,660,000 at March 31, 2001 from $17,009,000 at September 30, 2000. The increase in current assets is due primarily to revenue acquired in the fourth quarter of fiscal 2000 and internal revenue growth from existing stores during the year. Current liabilities increased to $5,248,000 at March 31, 2001 compared to $4,235,000 at September 30, 2000. The increase is due primarily to timing differences in processing accounts payables and the accrual of income taxes payable.


Inflation

     Inflation continues to apply modest upward pressure on the cost of goods and services provided by Interwest. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, Interwest bears the risk that reimbursement rates set by such programs will not keep pace with inflation.


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

     This Form 10-Q contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of Interwest. All statements, other than statements of historical facts, included in this Form 10-Q, including those regarding market trends, Interwest's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on Interwest's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, Interwest's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-Q. These forward-looking statements represent our judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to Interwest are expressly qualified in their entirety by the Cautionary Statements. Interwest disclaims, however, any intent or obligation to update its forward-looking statements.

     Sale. On March 5, 2001, we announced the signing of a definitive agreement to be acquired by Praxair Distribution, Inc., a subsidiary of Praxair, Inc. See
Part II, Item 6(b) regarding the Form 8-K filed describing the transaction. The Proxy Statement was mailed to shareholders of record on April 18, 2001 for a Special Meeting of Shareholders to be held May 21, 2001 to vote on the proposed acquisition. While there can be no assurance that the transaction will be completed as it is subject to certain conditions and risks that are detailed in Form 8-K and in the Proxy Statement, we anticipate that the acquisition will be approved by the shareholders and the acquisition will close shortly thereafter.

     High Leverage. As of March 31, 2001 and September 30, 2000, we had total stockholder's equity of $14.2 and $12.7 million and total indebtedness of $22.3 and $21.0 million. Accordingly, our balance sheet is highly leveraged. This, in turn, has important consequences to Interwest. Our ability to obtain additional financing may be limited. Additionally, a substantial portion of our cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations. Our leverage will substantially increase the our vulnerability to changes in the industry or adverse changes in our business. See "Liquidity and Capital Resources" in the our fiscal 2000 Form 10-K.

     Changing Regulatory Environment. Our business is subject to extensive federal, state and local regulation. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. We are in the process of implementing and maintaining a Compliance Program that satisfies the elements of the draft OIG Model Compliance Plan released in July 1999. See "Government Regulation" in our fiscal 2000 Form 10-K.

     Changes in System of Medicare Reimbursement. The BBA provided for a 25% reduction in home oxygen reimbursement from Medicare effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index updates for the next five years. Approximately 15% of our net revenues were derived from reimbursement of oxygen services prior to this reduction in reimbursement. The reduction in oxygen reimbursement during fiscal 1998 and 1999 had an adverse impact on our net revenues and results of operations. Additionally, payments will be frozen for durable medical equipment, excluding orthotic and prosthetic equipment, and payments for certain reimbursable drugs and biologicals will be reduced.
However, the Balanced Budget Recovery Act ("BBRA") enacted in November 1999 lifts the freeze imposed in the BBA and provides a modest annual CPI increase of 0.3% for 2001 and 0.6% for 2002. Additionally, the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("MMSBIPA"), enacted in December, 2000 provides for the restoration of a full CPI update to be phased in during 2001 and a full CPI update in 2002 for all services except oxygen and a moratorium on proposed reductions for unit-dose respiratory medications until GAO submits to Congress and the Secretary of HHS a report that includes specific recommendations for revised payment methodologies. See "Reimbursement for Services" and "Government Regulation" in our fiscal 2000 Form 10-K.

     Slow Reimbursements. At March 31, 2001 and September 30, 2000, approximately 38% of our net revenues were derived from managed care and other non-governmental third party payors. The increase in the length of time required to collect receivables owed by managed care and other non-governmental third party payors is an industry-wide issue. A continuation of the lengthening of the amount of time required to collect accounts receivables from managed care organizations or other payors or our inability to decrease days net sales outstanding could have a material adverse effect on our financial condition or results of operations. During fiscal 2000 we terminated relationships with certain managed care organizations and continues to review our managed care contracts.

     Management conducted an extensive analysis of our outstanding receivable balances beginning in the late third and continuing through the fourth quarter of fiscal 2000, and we eventually determined that a $2.8 million one- time adjustment was necessary. We have implemented enhancements to our billing and collection processes and systems technology to improve receivables management. Further, our analysis led us to adopt, beginning October 1, 2000, a modified policy for the recording of bad debt expenses. There can be no assurance that our days net sales outstanding will not continue to increase if these payors continue to delay or deny payments to Interwest for its services. See "Reimbursement for Services" and "Liquidity and Capital Resources" in the Company's fiscal 2000 Form 10-K.

     Pricing Pressures. Medicare, Medicaid and other payors, including managed care organizations and traditional indemnity insurers, are attempting to control and limit increases in health care costs and, in some cases, are decreasing reimbursement rates. While the Company's net revenues from managed care and other non-governmental payors have increased and are expected to continue to increase, payments per service from managed care organizations typically have been lower than Medicare fee schedules and reimbursement from other payors, resulting in reduced profitability on such services. Other payor and employer groups, including Medicare, are exerting pricing pressure on home health care providers, resulting in reduced profitability. Such pricing pressures could have a material adverse effect on the Company's financial condition or results of operations. During 2000 we terminated relationships with certain managed care organizations as we continue to review our managed care contracts. See "Sales and Marketing" and "Government Regulation" in the Company's fiscal 2000 Form 10-K.

     Risks Related to Goodwill. At March 31, 2001 and September 30 2000, unamortized goodwill resulting from acquisitions was approximately $5.6 and $4.6 million, or approximately 16% and 13.7% of total assets, respectively. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. There can be no assurance that the Company will ever realize the value of such goodwill. This goodwill is being amortized on a straight-line basis over 5 to 40 years. The Company will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although at March 31, 2001 the net unamortized balance of goodwill is not considered to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial condition or results of operations.

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

     When evaluating acquisitions, we focus primarily on growth within our existing geographic markets, which we believe is generally more profitable than adding additional operating centers in new markets. In attempting to make acquisitions, we compete with other providers, some of which have greater financial resources than Interwest. In addition, since the consideration for acquired businesses may involve cash, notes or the issuance of shares of common stock, options or warrants, existing stockholders may experience dilution in the value of their shares of common stock in connection with such acquisitions. There can be no assurance that we in the future will be able to negotiate, finance or integrate acquisitions without experiencing adverse consequences that could have a material adverse effect on Interwest's financial condition or results of operations. Acquisitions involve numerous short and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired companies, inability to integrate acquisitions (particularly management information systems) without material disruptions and unexpected expenses, the possibility of the acquired businesses becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. There can be no assurance that any given acquisition will be consummated, or if consummated, will not materially adversely affect Interwest's financial condition or results of operations. Additionally, because of matters discussed herein that may be beyond our control, there can be no assurance that suitable acquisitions will continue to be identified or that acquisitions can be consummated on acceptable terms. See "Strategy" in the Company's fiscal 2000 Form 10-K.

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

     Claims Audits. Durable Medical Equipment Regional Carriers ("DMERC") are private organizations that contract to serve as the government's agents for the processing of claims for items and services provided under Part B of the Medicare program. The DMERC's and Medicaid agencies also periodically conduct prepayment and post- payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. Such reviews and/or claims audits of our claims and related documentation could result in denials of claims for payment submitted by Interwest or in government demands for significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the DMERC's to be inadequately supported by the required documentation.

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



                                       ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Interwest currently utilizes no material derivative financial instruments that expose the Company to significant market risk. However, Interwest is subject to interest rate changes on its variable rate line of credit under our bank credit agreement that may affect the fair value of that debt and cash flow and earnings. Based on the amount outstanding on the line of credit at March 31, 2001 and the current market perception, a 50 basis point increase in the applicable interest rates would decrease the Company's annual cash flow and earnings by approximately $70,000. Conversely, a 50 basis point decrease in the applicable interest rates would increase annual cash flow and earnings by approximately $70,000.


                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.  None.
         -----------------

Item 2.  Changes in Securities.  None.
         ---------------------

Item 3.  Defaults Upon Senior Securities.  None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ---------------------------------------------------

Item 5.  Other Information. None
         -----------------

Item 6(a)Exhibits. Exhibit 10.1. Agreement and Plan of Merger (incorporated by reference from Form 8-K filed March 6, 2001.

Item 6(b)Reports on Form 8-K. On March 6, 2001, we filed a Form 8-K with reference to the aggreement and plan of merger among Praxair Distribution, Inc.,a wholly owned subsidiary of Praxair, Inc. and Interwest Home Medical, Inc.

                                       SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 11, 2001              INTERWEST HOME MEDICAL, INC.



                                       By /s/ James E. Robinson
                                          -----------------------
                                        James E. Robinson
                                            President
                                            Principal Executive Officer



                                       By /s/ Bret A. Hardy
                                          ------------------------
                                         Bret A. Hardy
                                            Principal Financial Officer